Form 10-Q
period 2008-09-30
Ultimate Products CORP
filed 2008-11-13
CIK 1438095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

Commission File Number 333-152011

ULTIMATE PRODUCTS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	77-0713267
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 Ultimate Products Corporation
530 Avenue Del Prado
Suite 339
Novato, California 94949
(415) 608-7992
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒                  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No  ☒

2,545,000 shares of Common Stock, par value $0.001, were outstanding on November 14, 2008.

ULTIMATE PRODUCTS CORPORATION

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements -Unaudited

Balance Sheets	2
Statements of Operations	3
Statements of Cash Flows	4
Notes to Financial Statements	5

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 – Quantitative and Qualitative Disclosure About Market Risk	2

Item 4 – Controls and Procedures	2

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings	3

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3 - Defaults upon Senior Securities	3

Item 4 – Submission of Matters to a Vote of Security Holders	3

Item 5 - Other Information	3

Item 6 – Exhibits	3

Signatures	3

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Ultimate Products Corporation

(A Development Stage Enterprise)

Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2008 and
The Period from February 15, 2008 (Inception)
to September 30, 2008

Ultimate Products Corporation

(A Development Stage Company)

Index to the Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2008 and the
Period from February 15, 2008 (Inception)
to September 30, 2008

PART 1—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2008	March 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	$460	$-
Prepaid Expenses	1,575	-

Total current assets	2,035	-

Trademarks	723	-

Total assets	$2,758	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Related party payable	$1,073	$-

Total current liabilities	1,073	-

Stockholders' Equity

Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 5,275,070 shares issued and outstanding	5,275	-
Additional Paid in Capital	2,875	-
Deficit accumulated during the development stage	(6,465)	-
Total stockholders' deficit	1,685	-

Total liabilities and shareholders' equity	$2,758	$-

The accompanying notes are an integral part of these financial statements

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statement of Operations (unaudited)

	Three months ended September 30, 2008	Six months ended September 30, 2008	For the period from February 15, 2008 (inception) to September 30, 2008

Revenue	$-	$-	$-

Expenses
Professional fees	2,575	6,075	6,075
Other general & administrative	20	390	390
Total expenses	2,595	6,465	6,465

Net loss	$(2,595)	$(6,465)	$(6,465)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,275,000	5,275,000

The accompanying notes are an integral part of these financial statements

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

	Six months ended September 30, 2008	For the period from February 15, 2008 (inception) to September 30, 2008

Cash flows from operating activities

Net loss	$(6,465)	$(6,465)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	5,650	5,650
Changes in operating assets and liabilities
Prepaid expenses	(1,575)	(1,575)
Net cash used in operating activities	(2,390)	(2,390)

Cash flows from investing activities

Purchase of trademarks	(723)	(723)
Net cash used in investing activities	(723)	(723)

Cash flows from financing activities

Proceeds from related party payable	1,073	1,073
Proceeds from sale of stock	2,500	2,500
Net cash provided by financing activities	3,573	3,573

Increase in cash	460	460

Cash at beginning of period	-	-

Cash at end of period	$460	$460

Supplemental disclosure of non-cash investing and financing activities:

Issuance if 2,775,070 shares of common stock for professional and consulting services	$5,650	$5,650

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.                      Nature of Business and Significant Accounting Policies

Nature of business:

Ultimate Products Corporation (“the Company”) was organized February 15, 2008 under the laws of the State of Nevada for the purpose developing, producing and distributing a magnesium oxide building board called “Ultimate Building Board’ for use in a number of applications including wall and ceiling applications. The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

The Company has elected a fiscal year end of March 31.

A summary of the Company’s significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were $460 cash and no cash equivalents as of September 30, 2008.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48,“Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of
Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies (continued)

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.

The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

Note 2.                      Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001. On February 16, 2008, the Company authorized the issuance of 5,275,070 shares of its $.001 par value common stock at $0.00155 per share in consideration of $2,500 in cash and $5,650 in legal and business services. As of September 30, 2008, the 5,275,070 shares were issued and outstanding.

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. The Company has no preferred stock issued or outstanding.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception. As of September 30, 2008, 5,275,070 shares of common stock were issued and outstanding.

Note 3.                      Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3.                      Income Taxes (continued)

The components of the Company’s deferred tax asset as of September 30, 2008 are as follows:

2008
Net operating loss carry forward	$6,465
Valuation allowance	(6,465)
Net deferred tax asset	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

Since Inception
Tax at statutory rate (35%)	$2,263
Increase in valuation allowance	(2,263)
Net deferred tax asset	$-

The net federal operating loss carry forward will expire in 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4.                      Related Party Transactions

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Since inception and through September 30, 2008, the Company has received advances from Mr. Vogelei, our sole officer and director, in the amount of $1,073. These advances were used to pay for incorporation of Ultimate Products Corporation and the costs associated with the filing to register the Trademark, “Ultimate Building Board™.” These advances are non-interest bearing and due on demand. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

Note 5.                      Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

General

Ultimate Products Corporation (hereinafter referred to as “UPC” or the “Company”) a Nevada corporation and developmental stage company, has the business objective of developing, producing and distributing, a magnesium oxide board called “Ultimate Building Board ™” for use in a number of applications

The Company is a development stage company that was incorporated on February 15, 2008, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Ultimate Products has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is December 31st.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

As of September 30, 2008, we have $460 of cash available.  We have no liabilities.  From the date of inception (February 15, 2008) to September 30, 2008 the Company has recorded a net loss of $6,465 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on June 30, 2008, which was deemed effective on July 7, 2008.  Since this time the Company has sold 158,000 shares of common stock to the public with total proceeds raised of $15,800  These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.  The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

In addition, over the course of the next 60 to 90 days, management intends to focus efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).  Management believes having its common stock quoted on the OTCBB will provide it increased opportunity to raise additional capital for its proposed business development.  However, there can be no guarantee or assurance the Company will be successful in filing a Form 211 application and obtaining a quotation.  To date there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Mr. Vogelei and the Company does not anticipate hiring any additional employees within the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6.                      Exhibits

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of George Vogelei pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultimate Products Corporation (Registrant)

Date: November 13, 2008	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: November 13, 2008	By:/s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer