Form 10-Q
period 2008-12-31
Ultimate Products CORP
filed 2009-02-17
CIK 1438095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2008

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

Yes ☐                    No  ☒

5,433,070 shares of Common Stock, par value $0.001, were outstanding on February 13, 2009.

ULTIMATE PRODUCTS CORPORATION

INDEX

PART 1—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Ultimate Products Corporation

(A Development Stage Company)

Form 10-Q Index

December 31, 2008

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets
	September 30, 2008	March 31, 2008
	(unaudited)
ASSETS

Current assets
Cash	$460	$-
Total current assets	460	-

Trademarks	723	-

Total assets	$1,183	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Related party payable	$1,073	$-
Total current liabilities	1,073	-

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 5,275,070 shares issued and outstanding	5,275	-
Additional paid-in capital	2,875	-
Deficit accumulated during the development stage	(8,040)	-
Total stockholders' equity	110	-

Total liabilities and stockholders' equity	$1,183	$-

The accompanying notes are an integral part of these financial statements

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations
(unaudited)

	Three months ended December 31, 2008	Nine months ended December 31, 2008	For the period from February 15, 2008 (inception) to December 31, 2008

Revenue	$-	$-	$-

Expenses
Professional fees	1,565	7,650	7,650
Other general & administrative	-	390	390
Total expenses	1,565	8,040	8,040

Net loss	$(1,565)	$(8,040)	$(8,040)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,275,000	5,275,000

The accompanying notes are an integral part of these financial statements

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows
(unaudited)

	Nine months ended December 31, 2008	For the period from February 15, 2008 (inception) to December 31, 2008
Cash flows from operating activities
Net loss	$(8,040)	$(8,040)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	5,650	5,650

Net cash used in operating activities	(2,390)	(2,390)

Cash flows from investing activities
Purchase of trademarks	(723)	(723)

Net cash flows used in investing activities	(723)	(723)

Cash flows from financing activities
Proceeds from related party payable	1,073	1,073
Proceeds from sale of stock	2,500	2,500

Net cash provided by financing activities	3,573	3,573

Increase in cash	460	460

Cash at beginning of period	-	-

Cash at end of period	$460	$460

Supplemental disclosure of non-cash investing and financing activities:
Issuance if 2,775,070 shares of common stock for professional and consulting services	$5,650	$5,650

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

December 31, 2008

Note 1 - Nature of Business and Significant Accounting Policies

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. At December 31, 2008, the Company had $460 in cash and no cash equivalents.

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

December 31, 2008

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

Recent Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

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

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

December 31, 2008

Recent Accounting Pronouncements (continued)

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

Note 2 - Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001. On February 16, 2008, the Company authorized the issuance of 5,275,070 shares of its $.001 par value common stock at $0.00155 per share in consideration of $2,500 in cash and $5,650 in legal and business services. As of December 31, 2008, the 5,275,070 shares were issued and outstanding.

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. The Company has no preferred stock issued or outstanding.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

December 31, 2008

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

Note 3 - Income Taxes

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

The components of the Company’s deferred tax asset as of December 31, 2008 are as follows:

2008
Net operating loss carry forward	$8,040
Valuation allowance	(8,040)
Net deferred tax asset	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

Since Inception
Tax at statutory rate (35%)	$2,814
Increase in valuation allowance	(2,814)
Net deferred tax asset	$-

The net federal operating loss carry forward will expire in 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

December 31, 2008

Note 4 - Related Party Transactions

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

Since inception and through December 31, 2008, the Company has received advances from Mr. Vogelei, our sole officer and director, in the amount of $1,073. These advances were used to pay for incorporation of Ultimate Products Corporation and the costs associated with the filing to register the Trademark, “Ultimate Building Board™.” These advances are non-interest bearing and due on demand and as such are considered to be current liability. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

Note 5 - Warrants and Options

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

Plan of Operation

As of September 30, 2008, we have $460 of cash available.  We have $1,073 of current liabilities.  From the date of inception (February 15, 2008) to December 31, 2008 the Company has recorded a net loss of $8,040 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

As of December 31, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Evaluation of Disclosure Controls and Procedures

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being George Vogelei, and Chief Financial Officer, being George Vogelei. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

 Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of December 31, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended December 31, 2008, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

 Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b)           Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

Ultimate Products Corporation (Registrant)

Date: February 13, 2009	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: February 13, 2009	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer