Form 10-K
period 2009-03-31
Ultimate Products CORP
filed 2009-07-17
CIK 1438095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2009

Commission file number 333-152104

ULTIMATE PRODUCTS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

530 Alameda Del Prado
Suite 339
Novato, California 94949
(Address of principal executive offices, including zip code.)

(415) 608-7992
 (Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes ☒   No ☐

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐  No  ☒

5,433,070 shares of Common Stock, par value $0.001, were outstanding on July 16, 2009.

PART I

ITEM 1.        BUSINESS

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Ultimate "we," "our,"  and "us" refer to Ultimate Products Corporation Investors and security holders may obtain a free copy of the annual report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the annual report on Form 10-K and other documents filed by Ultimate with the sec may also be obtained from Ultimate Products Corporation By directing a request to Ultimate, Attention:  Frederick , President and Chief Executive Officer, 8541 North Country Road 11, Wellington, Colorado 80549 telephone number  (970) 218-7080.

General

UPC has yet to commence planned operations to any significant measure. As of the date of this Prospectus, the Company has had only limited start-up operations and has not generated any significant revenues. The Company believes that, if it obtains the maximum proceeds from this offering, it will be able to implement the business plan and conduct business pursuant to the business plan for the next 12 months.

Since becoming incorporated, the Company has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Ultimate Products has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

As of March 31, 2009, the date of the Company's last audited financial statements, UPC has raised $17,300 through the sale of common stock. There is approximately $110 cash on hand and in the corporate bank accounts. UPC currently has $1,073 in liabilities. In addition, UPC anticipates additional costs associated with this offering will be approximately $7,500. As of the date of this annual report, we have not yet generated or realized any revenues from our business operations.

Since our inception, we have been engaged in business planning activities including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our products and identifying future sources of capital. We have also submitted an application to register a trademark for the board product as “Ultimate Building Board ™”.

Currently, UPC has one Officer and Director. Our Officer and Director has assumed responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the Company. Other than the Officer/Director, there are no employees at the present time and there are no plans to hire employees during the next twelve months. The Company’s business address is 530 Alameda Del Prado, Suite 339, Novato, California 94949.

Ultimate Product’s fiscal year end is March 31.

Background

Ultimate Products Corporation (hereinafter referred to as “UPC” or the “Company”) a Nevada corporation and developmental stage company, has the business objective of developing, producing and distributing, a magnesium oxide board called “Ultimate Building Board ™” for use in a number of applications.

The Product

Magnesium oxide board or “Ultimate Building Board ™” is a factory-made, non-insulating sheathing board product. It can be used for a number of applications including wall and ceiling linings, fascias, soffits, tile backing and underlayment. It is made of magnesium oxide, and generally replaces drywall or cement board–but with much-improved characteristics such as fire resistance, weatherability, strength, and resistance to mold and mildew.

Ultimate Building Board ™ is available in many forms, and for building construction, comes in various thicknesses and sheet sizes. It also comes in various styles, such as smooth finishes, rough textures, and utility grades. It is white, beige or light gray in color.

Magnesium board is a non-nutrient to mold or fungus and does not support insect life. It provides superior moisture resistance in high-humidity areas and combats the growth of mold and mildew. It is waterproof and can be finished with any traditional drywall compound.

Ultimate Building Board ™ is a product that is easy to install; it is ‘worked’ like a combination of drywall and cement boards. It can be scored and snapped, although it is stronger than drywall and requires a bit more effort. It can be cut with a power saw, drilled-through and fastened like other similar boards.

Like any sheathing board, magnesium boards can absorb water but its performance will be unaffected. Thus, it can be used indoors and outdoors, and in damp locations, such as showers. However, if magnesium board is used outdoors in an exposed location, it needs some form of coating, such as paint. Magnesium board can be used structurally–as in shearing for walls–and also semi-structurally, such as an underlayment for flooring.

Applications

The product is a fire resistant, water resistant and high-impact construction panel that is well-suited for both interior and exterior sheathing applications. With its mold resistant, fire resistant and high impact properties, it can be used whenever there is a high value placed on a building’s contents and equipment or when health and safety concerns exist.

Applications include single-family homes, apartment complexes, commercial high-rise buildings, theaters, museums, schools, hospitals, retail, hotels, restaurants, nightclubs, airports, subway stations, tunnels, fire separations, etc.

In many applications, magnesium boards can be used in the same ways as gypsum and Portland cement sheathings. The substitution is not fully direct in terms of sheet thicknesses, fastening methods and joint treatments, but is very similar. There are multiple possible uses of magnesium board including:

• Fire walls.
• Partitions.
• Structural sheathing for wood or metal stud walls.
• Shower stalls tile backer board.
• Facings for structural panels engineered to use magnesium board as the facing.
• Shaft liners.
• Ceilings.
• Soffits.
• Fascia.
• Substrates for coatings and insulated systems (such as Direct-Applied Finish Systems, EIFS, and stucco).

Market and Competitive Business Conditions

The use of magnesium board is a new technology and process. Production and distribution of magnesium board is being expanded rapidly to meet the high demand around the world–including the potentially enormous North American construction market.

There are dozens of companies that make magnesium board, most of which are in Asia. There are several large producers, but most are small local manufacturers who serve a region. Some of the suppliers who have branded products in the US include Magnum Board, Dragonboard, Strong–Enviro Board, and MagBoard. All these suppliers import the boards from Asia.

The emerging magnesium board industry in the U.S. is well along in developing the necessary technical backup information to allow its use in our market. This includes basic documents like design data, structural and fire testing, installation standards, specifications and code approvals. Once this data is available, the market should develop quickly.  However UPC cannot guarantee this will be the case.

From a production standpoint, the lack of raw magnesium from mines in North America from which to make the boards is a major factor in lack of production of the board on this country. Also, the labor intensiveness of the production process requires low cost labor. A significant portion of the cost of a sheet of magnesium board is getting it from the factory to the distributors, so low-FOB prices are essential. Virtually all magnesium board comes from overseas, and a significant portion of the cost can be in ocean shipping to get it to the North American seaports.

The building material distribution industry is replete with competition at all levels of expertise and ethical variances. By maintaining strong community ties and mandating the highest level of courtesy, personal service and ethical standards, UPC can gain and maintain a stellar reputation for honesty and customer loyalty, thereby insuring repeat business. Additionally, the Company will spend considerable efforts in developing customer relationships that insure repeat business for the non-consumable products offered by UPC.

Market Strategy

Currently magnesium board is available from several commercial distributors who have business alliances with the producers overseas. As with any new product, credibility of the manufacturer and quality of their product is a key to meeting job specifications and expanding the market.  Accordingly, we will focus on quality control and insure that all the boards sold will meet the most rigorous standards.

The company believes that there is tremendous potential in industrial markets for magnesium based products and Ultimate Building Board ™  provides the next generation of building materials to the construction industry. Ultimate Building Board ™ is, made of mineral compounds and used in a broad range of building and construction applications, such as: single & multifamily housing, business offices, churches and medical facilities.  The board has exceptional construction properties, such as: fire resistant, moisture resistant, mold & mildew resistant, bug resistant, and sound and heat insulation, that make it desirable as a replacement for; gypsum boards, cement boards, and plywood or wood laminates.  It can be manufactured in wide range of widths, lengths, and thickness depending upon the building application and the architectural specifications and designs.  And it can be manufactured in a wide range of colors, finishes, and textures, depending upon the application and the user’s specifications. Since magnesium oxide board has both fire-resistance  and  mold resistance characteristics  the potential for use in industrial, commercial, medical and other facilities that must  meet environmental and fire resistant standards simultaneously is growing.  Magnesium board is already widely used in these types of structures outside the United States.  Marketing the magnesium board in states like California, Texas and Florida that have a need for both the fire retardant qualities as well being environmentally friendly characteristics will provide the Company a large and concentrated market for its products. In medical facilities there is a need for strong fire-resistant materials that along with maintaining its strength over time also needs to have a strong anti-mold rating to maintain sterility in its environs.  Ultimate Building Board ™ is designed to fulfill this critical need.

In commercial and industrial applications, magnesium board is an eco-friendly fire-resistant, sound dampening alternative to current gypsum based drywall.  With increasing research into the potential health hazards of gypsum dust, magnesium board provides contractors with an environmentally friendly option that performs better over time and provides better insulation to buildings than drywall, which is most frequently used today.  As green building requirements increase in both new commercial and residential construction projects, magnesium board will provide an appealing option for building contractors throughout the US.

Some of the initial focus will be in more progressive states such as California, Washington, Oregon, & Colorado which have been in the forefront of using “green” building materials.  For example, there is legislation currently in the California State Assembly that, if passed, would require that all new public buildings in California be constructed “green” using the LEEDS rating system.  Marketing magnesium board in states that have traditionally set trends for the rest of the nation on environmental and safety issues can serve as a springboard for marketing campaigns in other states.

Need For Government Approval

There are no known requirements for any governmental approval or licenses other than the possibility of local business licenses and individual shipment customs requirements.

Number of Total Employees and Number of Full Time Employees

UPC is currently in the development stage. During this development period, UPC plans to rely exclusively on the services of George Vogelei, the sole officer and director, to establish business operations and perform or supervise the minimal services required at this time. UPC believes that its operations are currently on a small scale that is manageable by one individual. There are no full or part-time employees. Mr. Vogelei’s responsibilities are mainly administrative at this time, as the Company’s operations are minimal.

Employment Agreements

There are currently no employment agreements and none are anticipated to be entered into within the next twelve months.

Board Committees

UPC has not yet implemented any board committees as of the date of this prospectus.

Directors

The maximum number of directors UPC is authorized to have is seven (7). However, in no event may UPC have less than one director. Although the Company anticipates appointing additional directors, it has not identified any such persons.

Facilities

UPC’s business address is at 530 Alameda Del Prado, Suite 339, Novato, California 94949. Rent,, telephone services and storage are currently being provided free of charge by our President.

The Company’s management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this annual report, there is no public market in Ultimate's common stock. There can be no assurance that a meaningful trading market will develop.  Ultimate and its management make no representation about the present or future value of Ultimate common stock.

As of the date of this prospectus;

1. There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of Ultimate;

2. There are currently 5,433,070 shares of Ultimate common stock held by Thirty Two (32)  shareholders. Its sole officer and director George Vogelei, controls 2,500,000 shares, while three (3) non-affiliates own 275,000 shares and one shareholder, Gary Leonard, who is an affiliate due to the size of its holdings, has 2,500,000 shares of our common stock that are eligible to be sold pursuant to Rule 144 under the Securities Act;

3. Other than the stock registered under this Registration Statement, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

All of the presently outstanding shares of common stock issued to the initial shareholders (5,275,000) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.  The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is not classified as a “shell company” under Rule 405 of the Securities Act. The Company believes that simply because it is small and has few assets and has had no revenues does not define Ultimate as a shell company. Our disclosures contained in our registration statement clearly state that we have a definite business plan and fully intend to implement that plan. In the event that either the SEC or the Financial Industry Regulatory Authority (FINRA) disagrees with our assessment, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

Holders of Common Stock

We had 32 shareholders of record of 5,433,070 shares of our common stock as of March 31, 2009.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as  id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans
We have no equity compensation plans and, accordingly, we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.        SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this annual report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

Estimates and Assumptions

In the preparation of our financial statements, no estimates have been used since there is insufficient historical information in which to base such estimates.

Trends Affecting Our Business

We do not recognize any trends which will affect our business.  While it appears that we are in a worldwide recession, the demand for new construction and renovation will continue as the world's population continues to expand.

Plan of Operation For The Next Twelve Months

Unless we raise additional capital through the sale of common stock in subsequent private placements, we do not plan to spend any funds on the research and development. Instead, we intend to work with what we have, and focus our efforts on acquiring existing production in order to increase revenues.  In this scenario, our officers intend to focus their efforts on raising additional capital to finance such acquisitions.

Results of Operations

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. Ultimate was incorporated in the State of Nevada on June 29, 2007.

Readers will note that Ultimate has raised a total of approximately $17,300 from the sale of its common stock.  As of March 31, 2009, Ultimate had a cash balance of $110, with liabilities of $13,073 (accounts payable – $6,000; related party payable - $7,073). The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy.  The Company will need to raise a minimum of $31,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $25,000 and $6,000 to cover additional exploration costs associated with maintaining the Company’s capital raising efforts and general corporate expenses.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising proceeds from the offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

Ultimate has no plans to undertake product research and development during the term covered herein. There are also no plans or expectations to purchase or sell any plant and or significant equipment in fiscal year 2010.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We have generated limited revenues from operations. Primarily this is as a result of not devoting full time to our operations.  Our officers and directors have other occupations to which they devote significant time.   We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we have to attract customers to our innovative product during an economic slowdown that has affected housing starts worldwide to become profitable and competitive.  In addition, we will be required to secure funding for inventory and marketing efforts.  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

We believe that possible inflation and price changes will affect our revenues.

Our auditors have issued a going concern opinion.  This means that there is substantial uncertainty that we will continue operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

Since inception, we have issued 5,433,070 shares of our common stock as of the date of this annual report and received cash from all sources of $30,023.

We have generated no revenues from the sale. We expect to obtain capital through the sale of our common stock.  There is no assurance we will sell any shares of common stock. We believe that revenues from the sale of our product and capital generated from the sale of our common stock will allow us to operate for the next twelve months.  Revenue from the sale of our product, capital raised from the sale of common stock, and shareholder loans are our only anticipated sources of additional capital. We have not determined the amount of money, if any, we will raise from the sale of our common stock during the next fiscal year.

As of March 31, 2009, our total current assets were $833 and our total current liabilities were $13,073, resulting in a working capital deficit of $12,240.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates.  These significant accounting policies relate to revenue recognition, valuation of long-lived assets and income taxes. These policies, and the related procedures, are described in detail below.

Revenue recognition

For the fiscal year ended March 31, 2009, the Company did not realize any revenue from the sale of its products.

Impairment of long lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value has become impaired, in accordance with the guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Ultimate Products Corporation

(A Development Stage Enterprise)

Financial Statements

For the Year Ended March 31, 2009, the Period of February 15, 2008 (Inception) to
March 31, 2008 and the Period of February 15, 2008 (Inception) to March 31, 2009

Ultimate Products Corporation

(A Development Stage Enterprise)

Index to Financial Statements

Page
Report of Registered Independent Accounting Firm	F-1

Balance Sheets as of March 31, 2008 and 2009	F-2

Statements of Operations for the year ended March 31, 2009, the period of February 15, 2008 (Inception) to March 31, 2008 and the period of February 15, 2008 (Inception) to March 31, 2009	F-3

Statement of Changes in Stockholders’ Equity (Deficit)	F-4

Statements of Cash Flows for the year ended March 31, 2009, the period of February 15, 2008 (Inception) to March 31, 2008 and the period of February 15, 2008 (Inception) to March 31, 2009	F-5

Notes to Financial Statements	F-6-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Ultimate Products Corporation.

I have audited the accompanying balance sheet of Ultimate Products Corporation (a development stage company) as of March 31, 2009 and 2008 and related statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2009 and for the period from February 15, 2008 (date of inception) through March 31, 2008.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Ultimate Products Corporation as of March 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended March 31, 2009 and the period February 15, 2008 (date of inception) to March 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company is in development stage and has experienced losses from operations since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
July 16, 2009

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	March 31,
	2009	2008
ASSETS

Current assets

Cash	$110	$2,850
Prepaid expenses	-	5,650

Total current assets	110	8,500

Trademarks	723	723

Total assets	$833	$9,223

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$6,000	$-
Related party payable	7,073	1,073

Total current liabilities	13,073	1,073

Stockholders' equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 5,433,070
and 5,275,070 shares issued and outstanding at March 31, 2009 and 2008	5,433	5,275
Additional paid-in capital	17,517	2,875
Deficit accumulated during the development stage	(35,190)	-

Total stockholders' equity (deficit)	(12,240)	8,150

Total liabilities and stockholders' equity (deficit)	$833	$9,223

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations

		For the period	For the period
		February 15, 2008	February 15, 2008
	Year ended	(inception) to	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue	$-	$-	$-

Expenses

Professional fees	34,450	-	34,450
Other general & administrative expenses	740	-	740

Total expenses	35,190	-	35,190

Net loss	$(35,190)	$-	$(35,190)

Net loss per weighted share,
basic and fully diluted	$(0.01)	$-

Weighted average shares outstanding	5,378,259	5,275,070

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated

	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, February 15, 2008 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for cash
at $0.001 per share	2,500,000	2,500	-	-	-	-	2,500

Common stock issued for services
at $0.002 per share	2,775,070	2,775	-	-	(0)	-	2,775

Net loss, period ended March 31, 2008	-	-	-	-	-	-	-

Balance, March 31, 2008	5,275,070	5,275	-	-	(0)	-	5,275

Common stock issued for cash at $0.10
per share less $1,000 of offering costs	158,000	158	-	-	14,642	-	14,800

Net loss, year ended March 31, 2009	-	-	-	-	-	(35,190)	(35,190)

Balance, March 31, 2009	5,433,070	$5,433	-	$-	$14,642	$(35,190)	$(15,115)

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows
		For the period	For the period
		February 15, 2008	February 15, 2008
	Year ended	(inception) to	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Cash flows from operating activities

Net loss	$(35,190)	$-	$(35,190)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	2,775	2,775
Changes in operating liabilities:
Prepaid expenses	5,650	(5,650)	-
Accounts payable	6,000	-	6,000

Net cash used in operating activities	(23,540)	(2,875)	(26,415)

Cash flows from investing activities

Purchase of trademarks	-	(723)	(723)

Net cash used in investing activities	-	(723)	(723)

Cash flows from financing activities

Proceeds from related party payable	6,000	1,073	7,073
Proceeds from sale of stock	14,800	2,500	17,300
Capital contribution by shareholders	-	2,875	2,875

Net cash provided by financing activities	20,800	6,448	27,248

Net increase (decrease) in cash	(2,740)	2,850	110
		-
Cash at beginning of period	2,850	-	-

Cash at end of period	$110	$2,850	$110

Supplemental disclosure of non-cash investing
and financing activities:

Issuance of 2,775,070 shares of common stock for
for professional services and consulting services	$-	$2,775	$2,775

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the
Period from February 15, 2008 (Inception) to March 31, 2008

A summary of significant accounting policies of Ultimate Products Corporation (A Development Stage Enterprise) (the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.

Note 1 - Nature of Business

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

Note 2 - Significant Accounting Policies

Use of Estimates

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

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the
Period from February 15, 2008 (Inception) to March 31, 2008

Note 2 - Significant Accounting Policies (Continued)

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2009 or 2008.

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

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the
Period from February 15, 2008 (Inception) to March 31, 2008

Note 2 - Significant Accounting Policies (Continued)

Development Stage Enterprise

The Company has realized no revenues from its planned business purpose and, accordingly, is considered to be in its development stage as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

Recent Accounting Pronouncements

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognizing of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.  SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 166 and 167 will have on its results of operations, financial position, and financial disclosures.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the
Period from February 15, 2008 (Inception) to March 31, 2008

Recent Accounting Pronouncements (Continued)

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.  The Company does not anticipate that the adoption of SFAS 165 will have a material impact on its financial position, results of operations, or financial disclosures.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP FAS 157-3 clarifies the application of SFAS No. 157 when the market for a financial asset is not active. FSP FAS 157-3 was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have any impact on the Company’s financial statements.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This pronouncement did not have any impact on financial reporting by the Company.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the
Period from February 15, 2008 (Inception) to March 31, 2008

Recent Accounting Pronouncements (Continued)

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 also adds certain disclosures to those already prescribed in SFAS No. 142. FSP FAS 142-3 is effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The Company is currently evaluating the impact of FSP FAS 142-3.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company does not expect that adoption of SFAS No. 161 will have a material impact on its financial statements or financial disclosures.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the
Period from February 15, 2008 (Inception) to March 31, 2008

Recent Accounting Pronouncements (Continued)

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  FSP FAS 157-1 amends SFAS No. 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance. This exclusion, however, does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases. The adoption of FSP FAS 157-1 did not have any impact on the Company’s financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  The Company does not currently report its financial statements on a consolidated basis; therefore, this pronouncement has had no effect on financial reporting by the Company.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the
Period from February 15, 2008 (Inception) to March 31, 2008

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company’s fiscal year beginning April 1, 2009. The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements. We do not expect the adoption of SFAS No. 141R to have a material impact on our financial statements.

Note 3 - Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001. On February 16, 2008, the Company authorized the issuance of 5,275,070 shares of its $.001 par value common stock at $0.00155 per share in consideration of $2,500 in cash and $5,650 in legal and business services.

On various dates throughout the year ended March 31, 2009, the Company issued 158,000 shares of common stock at $.10 per share for total cash of $14,800, net of $1,000 in offering costs offset against additional paid-in capital.  The stock was issued pursuant to a public offering on Form S-1 filed with the SEC on June 30, 2008.

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the
Period from February 15, 2008 (Inception) to March 31, 2008

Note 3 - Stockholders’ Equity (Continued)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception. At March 31, 2009 and 2008, 5,433,070 and 5,275,070 shares of common shares were issued and outstanding, respectively.

Note 4 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – “Accounting for Income Tax” and FASB Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the
Period from February 15, 2008 (Inception) to March 31, 2008

Note 4 - Income Taxes (Continued)

The components of the Company’s deferred tax asset as of March 31, 2008 and 2009 are as follows:

	March 31,
	2008	2008
Net operating loss carry forward	$35,190	$-
Valuation allowance	(35,190)	-
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

Since Inception
Tax at statutory rate (35%)	$12,317
Increase in valuation allowance	(12,317)
Net deferred tax asset	$-

The net federal operating loss carry forward will expire in 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the
Period from February 15, 2008 (Inception) to March 31, 2008

Note 5 - Related Party Transactions

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

Through March 31, 2009, the Company has received advances from shareholders in the amount of $7,073. These advances were used to pay for incorporation of Ultimate Products Corporation, the costs associated with the filing to register the Trademark, “Ultimate Building Board™” and professional fees incurred during the development stage. These advances are non-interest bearing and due on demand and as such are considered to be a current liability. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

Note 6 - Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Notes to Financial Statements
For the Year Ended March 31, 2009 and the
Period from February 15, 2008 (Inception) to March 31, 2008

Note 6 - Going Concern (Continued)

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, (2) securing the services of key management personnel to support the business plan, and/or (3) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Note 7 - Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company

Note 8 - Subsequent Events

No events have occurred subsequent to the balance sheet date that would require disclosure herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2009, included in this report have been audited by Patrick Rodgers, CPA, as set forth in this annual report.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls are not fully effective as of the end of the period covered by this report. Additional steps are currently being taken to further tighten our control procedures and anticipate that any deficiency will be corrected in a timely manner.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

Our directors will serve until his/her successor is elected and qualified. Our officer is elected by the board of directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.

The names, addresses, ages and positions of our present officers and directors are set forth below:
Name	Age	Position

George Vogelei	66	Pres./Sec./Treas./

Garry Leonard	58	Control Person

The persons named above have held their offices/positions since our inception and is expected to hold their offices/positions until the next annual meeting of our stockholders.

Conflicts of Interest

There are no conflicts of interest.  Further, we have not established any policies to deal with possible future conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Involvement in Certain Legal Proceedings

Ultimate Products Corporation is not currently a party to any legal proceedings.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two years through March 31, 2009, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George Vogelei	2009	0	0	0	0	0	0	0	0
President, Secretary	2008	0	0	0	0	0	0	0	0
and Treasurer

Employment Agreements

We have no employment agreements.

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in 2009.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George Vogelei	0	0	0	0	0	0	355

The sole director receives no compensation for attending the meetings of the board of directors.  The board of directors met 4 times in fiscal year 2009.  Since March 31, 2009, we have met once.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

The General Corporation Law of the State of Nevada, under which the Company is organized, permits the inclusion in the articles of incorporation of a corporation of a provision limiting or eliminating the potential monetary liability of directors to a corporation or its stockholders by reason of their conduct as directors. The provision would not permit any limitation on, or the elimination of, liability of a director for disloyalty to his or her corporation or its stockholders, failing to act in good faith, engaging in intentional misconduct or a knowing violation of the law, obtaining an improper personal benefit or paying a dividend or approving a stock repurchase that was illegal under Nevada law. Accordingly, the provisions limiting or eliminating the potential monetary liability of directors permitted by Nevada law apply only to the “duty of care” of directors, i.e., to unintentional errors in their deliberations or judgments and not to any form of “bad faith” conduct.

The articles of incorporation of the Company contain a provision which eliminates the personal monetary liability of directors to the extent allowed under Nevada law. Accordingly, a stockholder is able to prosecute an action against a director for monetary damages only if he or she can show a breach of the duty of loyalty, a failure to act in good faith, intentional misconduct, a knowing violation of law, an improper personal benefit or an illegal dividend or stock repurchase, as referred to in the amendment, and not “negligence” or “gross negligence” in satisfying his or her duty of care. Nevada law applies only to claims against a director arising out of his or her role as a director and not, if he or she is also an officer, his or her role as an officer or in any other capacity or to his or her responsibilities under any other law, such as the federal securities laws.

In addition, the Company’s articles of incorporation and bylaws provide that the Company will indemnify our directors, officers, employees and other agents to the fullest extent permitted by Nevada law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise. The Company has been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

No pending litigation or proceeding involving a director, officer, employee or other agent of the Company as to which indemnification is being sought exists, and the Company is not aware of any pending or threatened material litigation that may result in claims for indemnification by any director, officer, employee or other agent.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. The following table provides the names and addresses of each person known to Ultimate Products Corporation to own more than 5% of the outstanding common stock as of March 31, 2009, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	George Vogelei	2,500,000, shares	46.01%

Common Stock		2,500,000 shares	46.01%

TOTALS		5,000,000	92.02%
*The percent of class is based on 5,433070 shares of common stock issued and outstanding as of March 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any transaction that has or will materially affect us:

•     The Officers and Directors;

•     Any person proposed as a nominee for election as a director;

•     Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•     Any relative or spouse of any of the foregoing persons who have the same house as such person.

On February 16, 2008  Ultimate Products Corporation issued 2,500,000 shares of Common stock to George Vogelei for $1,250.00 in cash and services.  This value was determined as an arms length transaction between non-related parties.

On February 16, 2008  Ultimate Products Corporation issued 2,500,000 shares of Common stock to Gary Leonard for $1,250.00 in cash and services.  This value was determined as an arms length transaction between non-related parties.

On February 16, 2008 Ultimate Products Corporation issued 87,535shares of Common stock to Bayside Group, LLC for $1,000 in future services.  This value was determined as an arms length transaction between non-related parties.

Ultimate Products Corporation issued 87,535 shares of Common stock to Jameson Capital, LLC on February 16, 2008 for $1,000.00 in exchange for services to be rendered. This value was determined as an arms length transaction between non-related parties.

The Company, on February 16, 2008, issued 100,000 shares of Common stock to Ramsgate Group, Inc. for $1,150.00 in services to be rendered. This value was determined as an arms length transaction between non-related parties.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for year ended March 31, 2009 and the period, February 15, 2008 (Inception) to March 31, 2008 for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$2,800	Patrick Rodgers,CPA, PA
2008	$-0-	Patrick Rodgers, CPA, PA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$-0-	Patrick Rodgers, CPA, PA
2008	$-0-	Patrick Rodgers, CPA, PA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$-0-	Patrick Rodgers, CPA, PA
2008	$-0-	Patrick Rodgers, CPA, PA

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$-0-	Patrick Rodgers, CPA, PA
2008	$-0-	Patrick Rodgers, CPA, PA

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of July, 2009.

ULTIMATE RESOURCES, INC.

BY:	/s/ George Vogelei
George Vogelei
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ George Vogelei	President, Principal Accounting Officer,	July 16, 2009
George Vogelei	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X