Form 10-Q
period 2009-06-30
Ultimate Products CORP
filed 2009-08-10
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

Commission File Number 333-152011

ULTIMATE PRODUCTS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	77-0713267
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

530 Avenue Del Prado

Suite 339

Novato, California 94949

(415) 608-7992

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	.	Smaller reporting company	X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes     .  No  X .

5,433,070 shares of Common Stock, par value $0.001, were outstanding on August 6, 2009.

ULTIMATE PRODUCTS CORPORATION

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ultimate Products Corporation

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended June 30, 2009 and 2008

 Period of February 15, 2008 (Inception) to June 30, 2009

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	June 30, 2009	March 31, 2009

ASSETS

Current assets

Cash	$10	$110

Total current assets	10	110

Trademarks	723	723

Total assets	$733	$833

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,500	$6,000
Related party payable	8,573	7,073

Total current liabilities	13,073	13,073

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized,
5,433,070 issued and outstanding	5,433	5,433
Additional paid-in capital	17,517	17,517
Deficit accumulated during the development stage	(35,290)	(35,190)

Total stockholders' equity	(12,340)	(12,240)

Total liabilities and stockholders' equity	$733	$833

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations

			For the period
			February 15, 2008
	Three months ended June 30,		(inception) to
	2009	2008	June 30, 2009

Revenue	$-	$-	$-

Expenses

Professional fees	-	3,500	34,450
Other general & administrative	100	370	840

Total expenses	100	3,870	35,290

Net loss	$(100)	$(3,870)	$(35,290)

Net loss per weighted share,
basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	$5,433,070	$5,275,000

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
			February 15, 2008
	Three months ended June 30,		(inception) to
	2009	2008	June 30, 2009
Cash flows from operating activities

Net loss	$(100)	$(3,870)	$(35,290)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	2,775
Changes in operating liabilities:
Prepaid expenses	-	2,500	-
Accounts payable	(1,500)	-	4,500

Net cash used in operating activities	(1,600)	(1,370)	(28,015)

Cash flows from investing activities

Purchase of trademarks	-	-	(723)

Net cash used in investing activities	-	-	(723)

Cash flows from financing activities

Proceeds from related party payable	1,500	-	8,573
Proceeds from sale of stock	(5,433)	-	14,742

Net cash provided by financing activities	(3,933)	-	23,315

Net increase (decrease) in cash	(5,533)	(1,370)	(5,423)
		-
Cash at beginning of period	110	2,850	-

Cash at end of period	$(5,423)	$1,480	$(5,423)

Supplemental disclosure of non-cash investing
and financing activities:

Issuance of 2,775,070 shares of common stock
for professional and consulting services	$-	$-	$2,775

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

For the Three Months Ended June 30, 2009 and 2008 and the

Period of February 15, 2008 (Inception) to June 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements as reported in Form 10K. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year ended March 31, 2010.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Plan of Operation

As of June 30, 2009, we have $10 of cash available. We have $13,073 of current liabilities. From the date of inception (February 15, 2008) to June 30, 2009 the Company has recorded a net loss of $35,290 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Controls and Procedures

As of March 31, 2009, the Company reported a material weakness in internal control over financial reporting relating to Disclosure Controls A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis. In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of June 30, 2009 and have concluded that the material weaknesses first reported in our Annual Report on Form 10-K issued for the year ended March 31, 2009, and further described in this paragraph, were not remediated as June 30, 2009.

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (and further described above), no other material weaknesses were identified in our evaluation of internal controls as of June 30, 2009.

Changes in Internal Control over Financial Reporting

Remediation plans established and initiated by management during the fiscal year ended March 31, 2009 continue to be implemented. There were no other changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

While we have implemented or continue to implement our remediation activities, we believe it will take multiple quarters of effective application of the control activities, including adequate testing of such control activities, in order for us to revise our conclusion regarding the effectiveness of our internal controls over financial reporting.

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

Ultimate Products Corporation (Registrant)

Date: August 4, 2009	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: August 4, 2009	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer