Form 10-Q
period 2009-09-30
Ultimate Products CORP
filed 2009-11-12
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

Commission File Number 333-152011

ULTIMATE PRODUCTS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	77-0713267
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

530 Avenue Del Prado

Suite 339

Novato, California 94949

(415) 608-7992

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes      . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).      . Yes  X . No

5,433,070 shares of Common Stock, par value $0.001, were outstanding on November 12, 2009.

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ULTIMATE PRODUCTS CORPORATION

INDEX

		Page
		Number
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited	3
	Balance sheets as of September 30, 2009 (unaudited) and March 31, 2009	3
	Statements of Operations for the three and six months ended September 30, 2009 and 2008 and for the period February 15, 2008 (inception) to September 30, 2009	4
	Statements of Cash Flows for the six months ended September 30, 2009 and 2008 and the period February 15, 2008 (Inception) to September 30, 2009	5
	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	8

Item 4.	Controls and Procedures	8

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults upon Senion Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signatures		9

ITEM 1. FINANCIAL STATEMENTS

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	September 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS

Current assets

Cash	$10	$110

Total current assets	10	110

Trademarks	723	723

Total assets	$733	$833

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$5,700	$6,000
Related party payable	8,573	7,073

Total current liabilities	14,273	13,073

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized,
5,433,070 issued and outstanding	5,433	5,433
Additional paid-in capital	17,517	17,517
Deficit accumulated during the development stage	(36,490)	(35,190)

Total stockholders' equity	(13,540)	(12,240)

Total liabilities and stockholders' equity	$733	$833

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)

					For the Period:
					February 1 5,
					2008
	Three Months Ended		Six Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses

Professional fees	1,200	2,575	1,200	6,075	36,850
Other general & administrative	100	50	100	390	940

Total expenses	1,300	2,625	1,300	6,465	37,790

Net loss	$(1,300)	$(2,625)	$(1,300)	$(6,465)	$(37,790)

Net loss per weighted share,
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding,
basic and fully diluted	5,433,070	5,275,000	5,433,070	5,275,000

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

				For the Period:
				February 15,
				2008
	Six Months Ended			(inception) to
	September 30,			September 30,
	2009		2008	2009
Cash flows from operating activities

Net loss	$(1,300)		$(6,465)	$(36,490)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-		5,650	2,775
Changes in operating liabilities:
Prepaid expenses	-		(1,575)	-
Accounts payable	(300)		-	5,700
Net cash used in operating activities	(1,600)		(2,390)	(28,015)

Cash flows from investing activities

Purchase of trademarks	-		(723)	(723)
Net cash used in investing activities	-		(723)	(723)

Cash flows from financing activities

Proceeds from related party payable	1,500		1,073	8,573
Proceeds from sale of stock	-		2,500	17,300
Capital contributed by shareholders	-		-	2,875
Net cash provided by financing activities	1,500		3,573	28,748

Net increase (decrease) in cash	(100)		460	10
			-
Cash at beginning of period	110		-	-

Cash at end of period	$10	$	$ 460	$10

Supplemental disclosure of non-cash investing
and financing activities:

Issuance of 2,775,070 shares of common stock
for professional and consulting services	$-		$5,650	$2,775

Supplemental Cash Flow Information:
Cash paid for interest	$-		$-	$-

Cash paid for income taxes	$-		$-	$-

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.

Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements as of September 30, 2009 and for the three and six months ended September 30, 2009 and 2008 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. The results of operations for the six-month period ended September 30, 2009 are not necessarily indicative of the operating results for the full year ended March 31, 2010.

The Company has evaluated, for adjustment to or disclosure in the financial statements, all subsequent events that occurred up to the time of the Company’s issuance of its financial statements on November 10, 2009.

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

Plan of Operation

As of September 30, 2009, we have $10 of cash available. We have $14,273 of current liabilities. From the date of inception (February 15, 2008) to September 30, 2009 the Company has recorded a net loss of $36,490 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Controls and Procedures

As of September 30, 2009, the Company reported a material weakness in internal control over financial reporting relating to Disclosure Controls A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis. In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of June 30, 2009 and have concluded that the material weaknesses first reported in our Annual Report on Form 10-K issued for the year ended March 31, 2009, and further described in this paragraph, were not remediated as September 30, 2009.

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (and further described above), no other material weaknesses were identified in our evaluation of internal controls as of September 30, 2009.

Changes in Internal Control over Financial Reporting

Remediation plans established and initiated by management during the fiscal year ended March 31, 2009 continue to be implemented. There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Ultimate Products Corporation (Registrant)

Date: November 12, 2009	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: November 12, 2009	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer