Form 10-Q
period 2009-12-31
Ultimate Products CORP
filed 2010-02-16
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2009

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

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ULTIMATE PRODUCTS CORPORATION

INDEX

		Page
		Number
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited	3

	Balance Sheets as of September 30, 2009 and March 31, 2009 (audited)	3

	Statements of Operations for the three and six months ended September 30, 2009 and 2008 and for the period February 15, 2008 (inception) to September 30. 2009	4

	Statements of Cash Flows for the six months ended September 30, 2009 and 2008 and the period February 15, 2008 (inception to September 30, 2009	5

	Notes to the Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

Item 4.	Controls and Procedures	8

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	9

Item 6.	Exhibits	9

SIGNATURES		9

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	December 31,	March 31,
	2009	2009

ASSETS

Current assets

Cash	$10	$110

Total current assets	10	110

Trademarks	723	723

Total assets	$733	$833

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$6,920	$6,000
Related party payable	8,573	7,073

Total current liabilities	15,493	13,073

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized,
5,433,070 issued and outstanding	5,433	5,433
Additional paid-in capital	17,517	17,517
Deficit accumulated during the development stage	(37,710)	(35,190)

Total stockholders' deficit	(14,760)	(12,240)

Total liabilities and stockholders' deficit	$733	$833

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations

					For the period
					February 15, 2008
	Three months ended December 31,		Nine months ended December 31,		(inception) to December 31,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses

Professional fees	1,220	1,565	2,420	7,650	36,870
Other general & administrative	-	-	100	390	840

Total expenses	1,220	1,565	2,520	8,040	37,710

Net loss	$(1,220)	$(1,565)	$(2,520)	$(8,040)	$(37,710)

Net loss per weighted share,
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	5,433,070	5,275,000	5,433,070	5,275,000

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
			February 15, 2008
	Nine months ended December 31,		(inception) to
	2009	2008	December 31, 2009
Cash flows from operating activities

Net loss	$(2,520)	$(8,040)	$(37,710)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	5,650	2,775
Changes in operating liabilities:
Prepaid expenses	-	-	-
Accounts payable	920	-	6,920

Net cash used in operating activities	(1,600)	(2,390)	(28,015)

Cash flows from investing activities

Purchase of trademarks	-	(723)	(723)

Net cash used in investing activities	-	(723)	(723)

Cash flows from financing activities

Proceeds from related party payable	1,500	1,073	8,573
Proceeds from sale of stock	-	2,500	17,300
Capital contributed by shareholders	-	-	2,875

Net cash provided by financing activities	1,500	3,573	28,748

Net increase (decrease) in cash	(100)	460	10
		-
Cash at beginning of period	110	-	-

Cash at end of period	$10	$460	$10

Supplemental disclosure of non-cash investing
and financing activities:

Issuance of 2,775,070 shares of common stock
for professional and consulting services	$-	$5,650	$2,775

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

December 31, 2009

Note 1—Condensed Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.

Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements as of December 31, 2009 and for the three and nine months ended December 31, 2009 and 2008 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. The results of operations for the nine month period ended December 31, 2009 are not necessarily indicative of the operating results for the full year ended March 31, 2010.

The Company has evaluated, for adjustment to or disclosure in the financial statements, all subsequent events that occurred up to the time of the Company’s issuance of its financial statements on December 31, 2009.

Note 2—Going Concern

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

The Company is a development stage company that was incorporated on February 15, 2008, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Ultimate Products has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries. The fiscal year end is March 31st. The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

As of December 31, 2009, we have $10 of cash available. We have $15,493 of current liabilities. From the date of inception (February 15, 2008) to December 31, 2009 the Company has recorded a net loss of $37,710 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on June 30, 2008, which was deemed effective on July 7, 2008. Since this time the Company has sold 158,000 shares of common stock to the public with total proceeds raised of $15,800. These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended. The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Controls and Procedures

As of December 31, 2009, the Company continues to report a material weakness in internal control over financial reporting relating to Disclosure Controls. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis. In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of June 30, 2009 and have concluded that the material weaknesses first reported in our Annual Report on Form 10-K issued for the year ended March 31, 2009, and further described in this paragraph, were not remediated as December 31, 2009.

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (and further described above), no other material weaknesses were identified in our evaluation of internal controls as of December 31, 2009.

Changes in Internal Control over Financial Reporting

Remediation plans established and initiated by management during the fiscal year ended March 31, 2009 continue to be implemented. There were no other changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Ultimate Products Corporation (Registrant)

Date: February 16, 2010	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: February 16, 2010	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer