Form 10-K
period 2010-03-31
Ultimate Products CORP
filed 2010-07-09
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2010

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

Yes       .   No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

 Yes   X  .   No       .

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

Yes   X  .   No       .

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

Yes        .  No    X  .

5,433,070 shares of Common Stock, par value $0.001, were outstanding on June 3, 2010.

TABLE OF CONTENTS

PART I

ITEM 1.

BUSINESS

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2010. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Ultimate "we," "our,"  and "us" refer to Ultimate Products Corporation Investors and security holders may obtain a free copy of the annual report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the annual report on Form 10-K and other documents filed by Ultimate with the sec may also be obtained from Ultimate Products Corporation By directing a request to Ultimate, Attention:  George Vogelei , President and Chief Executive Officer, 530 Alameda Del Prado, Suite 339, Novato, California 94949telephone number  (415) 608-7992.

General

UPC has yet to commence planned operations to any significant measure. As of the date of this Prospectus, the Company has had only limited start-up operations and has not generated any significant revenues. The Company believes that that it will be necessary to raise additional capital from time to time if it is to successfully implement its business plan and conduct business pursuant to the business plan.

Since becoming incorporated, the Company has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Ultimate Products has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

As of March 31, 2010, the date of the Company's last audited financial statements, UPC has raised $17,300 through the sale of common stock. There is approximately $90 cash on hand and in the corporate bank accounts. UPC currently has $16,593 in liabilities. As of the date of this prospectus, we have not yet generated or realized any revenues from our business operations.

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

PART II

ITEM 5.

MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this annual report, there is no public market in Ultimate's common stock.  The current 15 (c) 211 filing with the Financial Industry Regulatory Authority (FINRA) by the Company is a step toward creating a public market for Ultimate stock, which may enhance the liquidity of Ultimate shares. However, there can be no assurance that a meaningful trading market will develop or that our shares will be approved for quotation.  Ultimate and its management make no representation about the present or future value of Ultimate common stock.

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

Holders of Common Stock

We had 32 shareholders of record of 5,433,070 shares of our common stock as of March 31, 2010.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

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

Trends Affecting Our Business

We do not recognize any trends which will affect our business.  While it appears that we are in a worldwide recession, the demand for oil and gas production remains constant in good or bad economical cycles though the prices that the Company may receive for its production will vary.

Plan of Operation For The Next Twelve Months

Unless we raise additional capital through the sale of common stock or debt in subsequent private placements, we will be unable to fully implement our business plan. We do not plan to spend any funds on the research and development. Instead, we intend to work with what we have, and focus our efforts on acquiring and developing existing production in order to increase revenues.  In this scenario, our officers intend to focus their efforts on raising additional capital to finance such operations. Currently, we have no offerings underway nor are there any immediate plans to do so. But, management understands the need and believes that over the next twelve months such an effort will be undertaken.

Results of Operations

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. Ultimate was incorporated in the State of Nevada on June 29, 2007.

Readers will note that Ultimate has raised a total of approximately $17,300 from the sale of its common stock.  As of March 31, 2010, Ultimate had a balance (less outstanding checks) of $90 in cash with liabilities of $16,593 as a note payable.   The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy.  The Company will need to raise a minimum of $31,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $25,000 and $6,000 to cover additional exploration costs associated with maintaining the Company’s capital raising efforts and general corporate expenses.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising this amount, we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

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

To become profitable and competitive, we have to attract acquire oil and gas production, we hope to become profitable and competitive.  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

We believe that possible inflation and price changes will affect our revenues.

Our auditors have issued a going concern opinion.  This means that there is substantial uncertainty that we will continue operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

Since inception, we have issued 5,433,070 shares of our common stock as of the date of this annual report and received cash of $17,300.

We have generated no revenues from the sale of oil or gas.  We expect to obtain capital through the sale of our common stock.  There is no assurance we will sell any shares of common stock. We believe that revenues from the sale of our product and capital generated from the sale of our common stock will allow us to operate for the next twelve months.  Revenue from the sale of our product, capital raised from the sale of common stock, and shareholder loans are our only anticipated sources of additional capital. We have not determined the amount of money, if any, we will raise from the sale of our common stock.

As of March 31, 2010, our total current assets were $90 and our total current liabilities were $16,593 resulting in a working capital deficit of $16,503.

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

Revenue recognition

The Company’s revenue consists of sales of internet educational courses to end-users through the Company’s website which is recognized when services are rendered and payments are received or rights to receive consideration are obtained and collection of consideration is reasonably assured.

Impairment of long lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value has become impaired, in accordance with the guidance established in Statement of FASB ASC Topic 690, “Property, Plant, and Equipment.” An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis

Income taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Income Taxes,” which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ULTIMATE RESOURCES, INC.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

 Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period from February 15, 2008 (Inception) to March 31, 2010

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

 Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period from February 15, 2008 (Inception) to March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Ultimate Products Corporation.

I have audited the accompanying balance sheet of Ultimate Products Corporation (a development stage company) as of March 31, 2010 and 2009 and related statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Ultimate Products Corporation as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended March 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in development stage and has experienced losses from operations since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

July 5, 2010

I

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	March 31,
	2010	2009
ASSETS
Current assets
Cash	$90	$110
Total current assets	90	110

Trademarks	723	723

Total assets	$813	$833

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$5,720	$6,000
Related party payable	10,873	7,073
Total current liabilities	16,593	13,073

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized,
5,433,070 issued and outstanding	5,433	5,433
Additional paid-in capital	17,517	17,517
Deficit accumulated during the development stage	(38,730)	(35,190)
Total stockholders' deficit	(15,780)	(12,240)

Total liabilities and stockholders' deficit	$813	$833

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations

			For the period
			February 15, 2008
	Year ended March 31,		(inception) to
	2010	2009	March 31, 2010

Revenue	$-	$-	$-

Expenses
Professional fees	3,420	34,450	37,870
Other general & administrative	120	740	860
Total expenses	3,540	35,190	38,730

Net loss	$(3,540)	$(35,190)	$(38,730)

Net loss per weighted share,
basic and fully diluted	$(0.00)	$(0.01)

Weighted average shares outstanding	5,433,070	5,378,259

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)

						Additional
	Common Stock			Preferred Stock		Paid-in	Accumulated
	Shares		Amount	Shares	Amount	Capital	Deficit	Total

Balance, February 15, 2008 (Inception)	-	$	$ -	-	$-	$-	$-	$-
Common stock issued for cash at $0.001 per share	2,500,000		2,500	-	-	-	-	2,500
Common stock issued for services at $0.002 per share	2,775,070		2,775	-	-	2,875	-	5,650
Net loss, period ended March 31, 2008	-		-	-	-	-	-	-
Balance, March 31, 2008	5,275,070		5,275	-	-	2,875	-	8,150

Common stock issued for cash at $0.10 per share less $1,000 of offering costs	158,000		158	-	-	14,642	-	14,800
Net loss, year ended March 31, 2009	-		-	-	-	-	(35,190)	(35,190)
Balance, March 31, 2009	5,433,070		5,433	-	-	17,517	(35,190)	(12,240)

Net loss, year ended March 31, 2010	-		-	-	-	-	(3,540)	(3,540)
Balance, March 31, 2010	5,433,070		$5,433	-	$-	$17,517	$(38,730)	$(15,780)

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
			February 15, 2008
	Year ended March 31,		(inception) to
	2009	2008	March 31, 2010
Cash flows from operating activities
Net loss	$(3,540)	$(35,190)	$(38,730)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	5,650
Changes in operating liabilities:
Prepaid expenses	-	5,650	-
Accounts payable	(280)	6,000	5,720
Net cash used in operating activities	(3,820)	(23,540)	(27,360)

Cash flows from investing activities
Purchase of trademarks	-	-	(723)
Net cash used in investing activities	-	-	(723)

Cash flows from financing activities
Proceeds from related party payable	3,800	6,000	10,873
Proceeds from sale of stock	-	14,800	17,300
Net cash provided by financing activities	3,800	20,800	28,173

Net increase (decrease) in cash	(20)	(2,740)	90
Cash at beginning of period	110	2,850	-

Cash at end of period	$90	$110	$90

Supplemental disclosure of non-cash investing
and financing activities:
Issuance of 2,775,070 shares of common stock
for professional and consulting services	$-	$-	$5,650

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period of February 15, 2008 (Inception) to March 31, 2010

Note 1 – Nature of Business

The financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Ultimate Products Corporation  as of March 31, 2010 and 2009 and the  results of its operations and cash flows for periods then ended, have been included.

Ultimate Products Corporation (“the Company”) was organized February 15, 2008 under the laws of the State of Nevada for the purpose developing, producing and distributing a magnesium oxide building board called “Ultimate Building Board’ for use in a number of applications including wall and ceiling applications. The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC Topic 915 (formally Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”) is considered a Development Stage Enterprise. The Company has elected a fiscal year end of March 31.

Note 2 – Significant Accounting Policies

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2010 or 2009

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with FASB ASC Topic 740 (formally SFAS No. 109 Accounting for Income Taxes).  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period of February 15, 2008 (Inception) to March 31, 2010

Note 2 – Significant Accounting Policies (continued)

Share Based Expenses

The Company complies with FASB ASC Topic 718 Compensation—Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted FASB ASC Topic 718 upon formation of the company and expenses share based costs in the period incurred.

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy

Effective January 1, 2008, the Company adopted FASB ASC 820-10-15, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the Financial Accounting Standards Board (“FASB”) requires or permits fair value measurements but does not require any new fair value measurements. The Company had adopted FASB ASC 820-10-15, which had deferred the effective date for the disclosure of fair value measurements related to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of FASB ASC 820-10-15 did not have any material impact on the Company’s financial statements.

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy

FASB ASC 820-10-15 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. FASB ASC 820-10-15 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.

Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 – inputs that are unobservable in the marketplace and significant to the valuation

FASB ASC 820-10-15 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period of February 15, 2008 (Inception) to March 31, 2010

Note 2 – Significant Accounting Policies (continued)

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At March 31, 2010 and 2009 the Company had no investments classified as securities owned on the balance sheet that were classified as Level 1 investments.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company no material assets other than cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.   The Company is currently attempting to raise capital in order to initiate its business plan which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will be dependent upon the raising of this additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

In October 2009, the FASB approved for issuance Emerging Issues Task Force (“EITF”) issue 08-01, Revenue Arrangements with Multiple Deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its financial statements or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, (“ASU 2009-05”), now codified as ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period of February 15, 2008 (Inception) to March 31, 2010

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued FASB ASC 805-10-10, Business Combinations. FASB ASC 805-10-10 replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FASB ASC 805-10-10 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. FASB ASC 805-10-10 is effective for business combinations occurring in the fiscal years beginning on or after December 15, 2008. The adoption of FASB ASC 805-10-10 did not have a significant impact on our financial position, results of operations or cash flows.

In December 2007, FASB issued FASB ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of FASB ASC 810-10-10, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FASB ASC 810-10-65 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The adoption of FASB ASC 810-10-65 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued FASB ASC 815-10-15, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB ASC 815-10-05. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. FASB ASC 815-10-15 is effective for periods beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 815-10-15 did not have a significant impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10-65 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB ASC 820-10-05, Fair Value Measurements, when there has been a significant decrease in the volume and level of activity for an asset or liability. FASB ASC 820-10-65 does not change the measurement objective of FASB ASC 820-10-05 which is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FASB ASC 820-10-65 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FASB ASC 820-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period of February 15, 2008 (Inception) to March 31, 2010

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10-65 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. FASB ASC 320-10-65 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FASB ASC 320-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10-65 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require fair value of financial instrument disclosures whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosures at year-end. The provisions of FASB ASC 825-10-65 are effective for interim periods ending after June 15, 2009. The adoption of FASB ASC 825-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued FASB ASC 855-10-15, Subsequent Events. This Statement requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements (“recognizable subsequent events”). This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. FASB ASC 855-10-15 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10-15 did not have a significant impact on our financial statements.

In June 2009, the FASB issued FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The Statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10-65 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB ASC 860-10-1 (“SFAS 166”). This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our financial statements.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period of February 15, 2008 (Inception) to March 31, 2010

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB ASC 810-10-15 (“SFAS 167”). This statement which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009, and is not expected to have a material impact on our financial statements

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001. On February 16, 2008, the Company authorized the issuance of 5,275,070 shares of its $.001 par value common stock at $0.00155 per share in consideration of $2,500 in cash and $5,650 in legal and business services.

On various dates throughout the year ended March 31, 2009, the Company issued 158,000 shares of common stock at $.10 per share for total cash of $14,800, net of $1,000 in offering costs offset against additional paid-in capital.  The stock was issued pursuant to a public offering on Form S-1 filed with the SEC on June 30, 2008. No common shares were issued during the year ended March 31, 2010.

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001.  As of the March 31, 2010 and 2009, there are no preferred shares issued and outstanding.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period of February 15, 2008 (Inception) to March 31, 2010

Note 3 – Stockholders’ Equity (continued)

Net loss per common share (continued)

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of March 31, 2010 and 2009 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Pursuant to FASB ASC Topic 740, when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

Net deferred tax assets consist of the following:

From
Inception
Net operating loss carry forward	$13,168
Valuation allowance	(13,168)
Net deferred tax asset	$-

The Company did not pay any income taxes during the years ended March 31, 2010 or 2009.The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

 Note 5 – Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period of February 15, 2008 (Inception) to March 31, 2010

 Note 5 – Related Party Transactions (continued)

Through March 31, 2010, the Company has received advances from shareholders in the amount of $10,873. These advances were used to pay for incorporation of Ultimate Products Corporation, the costs associated with the filing to register the Trademark, “Ultimate Building Board™” and professional fees incurred during the development stage resulting in a related party payable of $10,873 and $7,073 as of March 31, 2010 and 2009, respectively. These advances are non-interest bearing and due on demand and as such are considered to be a current liability. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 7 – Subsequent Events

No events have occurred subsequent to the balance sheet date that would require disclosure herein.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2010, included in this report have been audited by Patrick Rodgers, CPA, as set forth in this annual report.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position

George Vogelei	66	Pres./Sec./Treas.

Garry Leonard	58	Control Person

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two years through March 31, 2010, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George Vogelei	2010	0	0	0	0	0	0	0	0
President, Secretary	2008	0	0	0	0	0	0	0	0
and Treasurer

Employment Agreements

We have no employment agreements.

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in 2010.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George Vogelei	0	0	0	0	0	0	355

The sole director receives no compensation for attending the meetings of the board of directors.  The board of directors met 2 times in fiscal year 2010.  Since March 31, 2010, we have not met.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. The following table provides the names and addresses of each person known to Ultimate Products Corporation to own more than 5% of the outstanding common stock as of March 31, 2010, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	George Vogelei	2,500,000, shares	46.01%

Common Stock		2,500,000 shares	46.01%

TOTALS		5,000,000	92.02%

*The percent of class is based on 5,433070 shares of common stock issued and outstanding as of March 31, 2010.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

On February 16, 2008  Ultimate Products Corporation issued 87,535shares of Common stock to Jameson Capital, LLC for $1,000 in future services.  This value was determined as an arms length transaction between non-related parties.

 On February 16, 2008  Ultimate Products Corporation issued 87,535shares of Common stock to BaySide Capital Group, Inc. for $1,000 in future services.  This value was determined as an arms length transaction between non-related parties.

Ultimate Products Corporation issued 100,000 shares of Common stock to Lucre Capital, LLC on February 16, 2008  for $1,150.00 in exchange for services to be rendered. This value was determined as an arms length transaction between non-related parties.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$3,300	Patrick Rodgers, CPA
2009	$3,300	Patrick Rodgers, CPA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0
2009	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0
2009	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0
2009	$0

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of July, 2010.

ULTIMATE RESOURCES, INC.

BY:	/s/ George Vogelei
George Vogelei
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ George Vogelei	President, Principal Accounting Officer,	July 7, 2010
George Vogelei	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X