Form 10-Q
period 2010-06-30
Ultimate Products CORP
filed 2010-08-19
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).. Yes   X .   No .

5,433,070 shares of Common Stock, par value $0.001, were outstanding on August 18, 2010.

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ULTIMATE PRODUCTS CORPORATION

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Balance Sheets

	June 30,	March 31,
	2010	2010

ASSETS

Current assets

Cash	$54	$90

Total current assets	54	90

Trademarks	723	723

Total assets	$777	$813

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$7,705	$5,720
Related party payable	10,873	10,873

Total current liabilities	18,578	16,593

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized,
5,433,070 issued and outstanding at June 30, 2010 and March 31, 2010	5,433	5,433
Additional paid-in capital	17,517	17,517
Deficit accumulated during the development stage	(40,751)	(38,730)

Total stockholders' equity	(17,801)	(15,780)

Total liabilities and stockholders' equity	$777	$813

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Statements of Operations

			For the period
			February 15, 2008
	Three months ended June 30,		(inception) to
	2010	2009	June 30, 2010

Revenue	$-	$-	$-

Expenses

Professional fees	1,985	-	39,855
Other general & administrative	36	100	896

Total expenses	2,021	100	40,751

Net loss	$(2,021)	$(100)	$(40,751)

Net loss per weighted share,
basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	5,433,070	5,433,070

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Statements of Cash Flows

			For the period
			February 15, 2008
	Three months ended June 30,		(inception) to
	2010	2009	June 30, 2010
Cash flows from operating activities

Net loss	$(2,021)	$(100)	$(40,751)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	2,775
Changes in operating liabilities:
Prepaid expenses	-	-	-
Accounts payable and accrued liabilities	1,985	(1,500)	7,705

Net cash used in operating activities	(36)	(1,600)	(30,271)

Cash flows from investing activities

Purchase of trademarks	-	-	(723)

Net cash used in investing activities	-	-	(723)

Cash flows from financing activities

Proceeds from related party payable	-	1,500	10,873
Proceeds from sale of stock	-	-	17,300
Capital contributed by shareholders	-	-	2,875

Net cash provided by financing activities	-	1,500	31,048

Net increase (decrease) in cash	(36)	(100)	54
		-
Cash at beginning of period	90	110	-

Cash at end of period	$54	$10	$54

Supplemental disclosure of non-cash investing
and financing activities:

Issuance of 2,775,070 shares of common stock
for professional and consulting services	$-	$-	$2,775

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements as reported in Form 10K.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year ended March 31, 2011.

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

Plan of Operation

As of June 30, 2010, we have $54 of cash available. We have $18,578 of current liabilities. From the date of inception (February 15, 2008) to June 30, 2010,  the Company has recorded a net loss of $40,751 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Controls and Procedures

As of June 30, 2010, the Company continues to report a material weakness in internal control over financial reporting relating to Disclosure Controls. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis. In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of June 30, 2010 and have concluded that the material weaknesses first reported in our Annual Report on Form 10-K issued for the year ended March 31, 2010, and further described in this paragraph, were not remediated as June 30, 2010.

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (and further described above), no other material weaknesses were identified in our evaluation of internal controls as of June 30, 2010.

Changes in Internal Control over Financial Reporting

Remediation plans established and initiated by management during the fiscal year ended March 31, 2010 continue to be implemented. There were no other changes in our internal controls over financial reporting during the quarter ended June 30, 2010  that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Ultimate Products Corporation (Registrant)

Date: August 18, 2010	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: August 18, 2010	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer