Form 10-Q
period 2010-09-30
Ultimate Products CORP
filed 2010-12-07
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30,2010

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

5,433,070 shares of Common Stock, par value $0.001, were outstanding on August ______, 2010.

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ULTIMATE PRODUCTS CORPORATION

INDEX

		Page
		Number
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited	4

	Balance Sheets as of September 30, 2010 and March 31, 2010 (audited)	4

	Statements of Operations for the three and six months ended September 30, 2010 and 2009 and for the period February 15, 2008 (inception) to September 30, 2010	5

	Statements of Cash Flows for the three and six months ended September 30, 2010 and 2009 and the period February 15, 2008 (inception) to September 30, 2010	6

	Notes to the Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

Item 4.	Controls and Procedures	9

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	10

Item 6.	Exhibits	10

SIGNATURES		10

ULTIMATE PRODUCTS CORPORATION

INDEX

Page(s)
Condensed Balance Sheets as of September 30, 2010 and March 31, 2010	4

Condensed Statements of Operations for the three and six months ended September 30, 2010 and 2009 and the period of February 15, 2008 (Inception) to September 30, 2010	5

Condensed Statements of Cash Flows for the six months ended September 30, 2010 and 2009 and the period of February 15, 2008 (Inception) to September 30, 2010	6

Notes to the Condensed Financial Statements	7

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	September 30,	March 31,
	2010	2010

ASSETS

Current assets

Cash	$5,098	$90

Total current assets	5,098	90

Trademarks	723	723

Total assets	$5,821	$813

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$7,305	$5,720
Related party payable	28,773	10,873

Total current liabilities	36,078	16,593

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized,
5,433,070 issued and outstanding	5,433	5,433
Additional paid-in capital	17,517	17,517
Deficit accumulated during the development stage	(53,207)	(38,730)

Total stockholders' deficit	(30,257)	(15,780)

Total liabilities and stockholders' deficit	$5,821	$813

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations

					For the period
					February 15, 2008
	Three months ended September 30,		Six months ended September 30,		(inception) to September 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	-	$-

Expenses

Professional fees	1,000	1,200	2,985	1,200	40,855
Research and development	9,400	-	9,400	-	9,400
Other general & administrative	2,056	100	2,092	100	2,952

Total expenses	12,456	1,300	14,477	1,300	53,207

Net loss	$(12,456)	$(1,300)	(14,477)	(1,300)	$(53,207)

Net loss per weighted share,
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average shares outstanding	5,433,070	5,433,070	5,433,070	5,433,070

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
			February 15, 2008
	Six months ended September 30,		(inception) to
	2010	2009	September 30, 2010
Cash flows from operating activities

Net loss	$(14,477)	$(1,300)	$(53,207)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	2,775
Changes in operating liabilities:
Prepaid expenses	-	-	-
Accounts payable and accrued liabilities	1,585	(300)	7,305

Net cash used in operating activities	(12,892)	(1,600)	(43,127)

Cash flows from investing activities

Purchase of trademarks	-	-	(723)

Net cash used in investing activities	-	-	(723)

Cash flows from financing activities

Proceeds from related party payable	17,900	1,500	28,773
Proceeds from sale of stock	-	-	17,300
Capital contributed by shareholders	-	-	2,875

Net cash provided by financing activities	17,900	1,500	48,948

Net increase (decrease) in cash	5,008	(100)	5,098
		-
Cash at beginning of period	90	110	-

Cash at end of period	$5,098	$10	$5,098

Supplemental disclosure of non-cash investing
and financing activities:

Issuance of 2,775,070 shares of common stock
for professional and consulting services	$-	$-	$2,775

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	-	-	-

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements as reported in Form 10K.  The results of operations for the periods ended September 30, 2010 are not necessarily indicative of the operating results for the full year ended March 31, 2011.

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

NOTE 3 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

NOTE 4 – RELATED PARTY TRANSACTIONS

Through September 30, 2010, the Company has received advances from shareholders in the amount of $28,773. These advances were used to pay for incorporation of Ultimate Products Corporation, the costs associated with the filing to register the Trademark, "Ultimate Building BoardTM" and professional fees incurred during the development stage resulting in a related party payable of $28,773 and $10,873 as of September 30, and March 31, 2010, respectively. These advances are non-interest bearing and due on demand and as such are considered to be a current liability. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

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

Plan of Operation

As of September 30, 2010, we have $5,098 of cash available. We have $36,078 of current liabilities. From the date of inception (February 15, 2008) to September 30, 2010,  the Company has recorded a net loss of $53,207 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Controls and Procedures

As of September 30, 2010, the Company continues to report a material weakness in internal control over financial reporting relating to Disclosure Controls. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis. In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of June 30, 2010 and have concluded that the material weaknesses first reported in our Annual Report on Form 10-K issued for the year ended March 31, 2010, and further described in this paragraph, were not remediated as September 30, 2010.

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (and further described above), no other material weaknesses were identified in our evaluation of internal controls as of September 30, 2010.

Changes in Internal Control over Financial Reporting

Remediation plans established and initiated by management during the fiscal year ended March 31, 2010 continue to be implemented. There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2010  that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

\	Ultimate Products Corporation (Registrant)

Date: November 30, 2010	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: November 30, 2010	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer