Form 10-Q
period 2010-12-31
Ultimate Products CORP
filed 2011-02-22
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2010

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

ULTIMATE PRODUCTS CORPORATION

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ULTIMATE PRODUCTS CORPORATION

INDEX

Page(s)
Condensed Balance Sheets as of December 31, 2010 and March 31, 2010	4

Condensed Statements of Operations for the three and nine months ended December 31, 2010 and 2009 and the period of February 15, 2008 (Inception) to December 31 2010	5

Condensed Statements of Cash Flows for the nine months ended December 31, 2010 and 2009 and the period of February 15, 2008 (Inception) to December 31, 2010	6

Notes to the Condensed Financial Statements	7 - 8

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	December 31,	March 31,
	2010	2010

ASSETS

Current assets

Cash	$62	$90

Total current assets	62	90

Trademarks	723	723

Total assets	$785	$813

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$8,305	$5,720
Related party payable	23,773	10,873

Total current liabilities	32,078	16,593

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized,
5,433,070 issued and outstanding	5,433	5,433
Additional paid-in capital	17,517	17,517
Deficit accumulated during the development stage	(54,243)	(38,730)

Total stockholders' deficit	(31,293)	(15,780)

Total liabilities and stockholders' deficit	$785	$813

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations

					For the period
					February 15, 2008
	Three months ended		Nine months ended		(inception) to
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Expenses

Professional fees	1,000	1,220	3,985	2,420	41,855
Research and development	-	-	9,400	-	9,400
Other general & administrative	36	-	2,128	100	2,988

Total expenses	1,036	1,220	15,513	2,520	54,243

Net loss	$(1,036)	$(1,220)	$(15,513)	$(2,520)	$(54,243)

Net loss per weighted share,
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	5,433,070	5,433,070	5,433,070	5,433,070

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
	Nine months ended		February 15, 2008
	December 31,		(inception) to
	2010	2009	December 31, 2010
Cash flows from operating activities

Net loss	$(15,513)	$(2,520)	$(54,243)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	2,775
Changes in operating liabilities:
Accounts payable and accrued liabilities	2,585	920	8,305

Net cash used in operating activities	(12,928)	(1,600)	(43,163)

Cash flows from investing activities

Purchase of trademarks	-	-	(723)

Net cash used in investing activities	-	-	(723)

Cash flows from financing activities

Proceeds from related party payable	12,900	1,500	23,773
Proceeds from sale of stock	-	-	17,300
Capital contributed by shareholders	-	-	2,875

Net cash provided by financing activities	12,900	1,500	43,948

Net increase (decrease) in cash	(28)	(100)	62
		-
Cash at beginning of period	90	110	-

Cash at end of period	$62	$10	$62

Supplemental disclosure of non-cash investing
and financing activities:

Issuance of 2,775,070 shares of common stock
for professional and consulting services	$-	$-	$2,775

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended December 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 audited financial statements as reported in Form 10K.  The results of operations for the periods ended December 31, 2010 are not necessarily indicative of the operating results for the full year ended March 31, 2011.

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

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

NOTE 4 – RELATED PARTY TRANSACTIONS

Through December 31, 2010, the Company has received advances from shareholders in the amount of $23,773. These advances were used to pay for incorporation of Ultimate Products Corporation, the costs associated with the filing to register the Trademark, "Ultimate Building BoardTM" and professional fees incurred during the development stage resulting in a related party payable of $23,773 and $10,873 as of December 31, and March 31, 2010, respectively. These advances are non-interest bearing and due on demand and as such are considered to be a current liability. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

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

General

Ultimate Products Corporation (hereinafter referred to as “UPC” or the “Company”) a Nevada corporation and developmental stage company, has the business objective of developing, producing and distributing, a magnesium oxide board called “Ultimate Building Board ™” for use in a number of applications

The Company is a development stage company that was incorporated on February 15, 2008, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Ultimate Products has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries. The fiscal year end is March 30. The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

As of December 31, 2010, we have $62 of cash available. We have $32,078 of current liabilities. From the date of inception (February 15, 2008) to September 30, 2010 the Company has recorded a net loss of $54,243 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on September 30, 2008, which was deemed effective on July 7, 2008. Since this time the Company has sold 158,000 shares of common stock to the public with total proceeds raised of $15,800 These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended. The Company plans to continue to focus efforts on to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

The Company has filed a 15 (c) 211 with FINRA and management intends to focus efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”). Management believes having its common stock quoted on the OTCBB will provide it increased opportunity to raise additional capital for its proposed business development. However, there can be no guarantee or assurance the Company will be successful in filing a Form 211 application and obtaining a quotation. To date there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ultimate Products Corporation (Registrant)

Date: Date: February 22, 2011	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: Date: February 22, 2011	By: /s/ George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer