Form 10-K/A
period 2010-03-31
Ultimate Products CORP
filed 2011-03-01
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

   X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2010

Commission file number 333-152104

ULTIMATE PRODUCTS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

530 Alameda Del Prado

Suite 339

Novato, California 94949

(Address of principal executive offices, including zip code)

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

Yes      . No   X  .

5,433,070 shares of Common Stock, par value $0.001, were outstanding on June 30, 2010.

This amendment is being filed to address comments made by the Securities and Exchange Commission regarding the Company's Form 10-K filed for the Fiscal Year ended March 31, 2010, Form 10-Q filed for the period ending June 30, 2010 and Form 10-Q filed for the period ending September 30, 2010

TABLE OF CONTENTS

PART I

ITEM 1.BUSINESS

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

General

UPC has yet to commence planned operations to any significant measure. As of the date of this Prospectus, the Company has had only limited start-up operations and has not generated any significant revenues. The Company believes that it will be able to implement the business plan and conduct business pursuant to the business plan for the next 12 months with an additional capital infusion of approximately $500,000. There is no assurance that the Company will be successful in raising the additional capital and if they are not successful in raising this additional capital, they will fail.

Since becoming incorporated, the Company has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Ultimate Products has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

As of March 31, 2010, the date of the Company's last audited financial statements, UPC has raised $17,300 through the sale of common stock. There is approximately $90 cash on hand and in the corporate bank accounts. UPC currently has $16,593 in liabilities. In addition, As of the date of this annual report, we have not yet generated or realized any revenues from our business operations.

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

ITEM 1A.RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None

ITEM 2.PROPERTIES

None.

ITEM 3.LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this annual report, there is no public market in Ultimate's common stock. The current 15 (c) 211 filing with the Financial Industry Regulatory Authority (FINRA) by the company is a step toward creating a public market for ultimate stock, which may enhance the liquidity of ultimate shares. However, there can be no assurance that a meaningful trading market will develop.  Ultimate and its management make no representation about the present or future value of Ultimate common stock.

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

ITEM 6.SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation For The Next Twelve Months

Unless we raise additional capital through the sale of common stock in subsequent private placements, we do not plan to spend any funds on the research and development. Instead, we intend to work with what we have, and focus our efforts on acquiring board production from China in order to increase revenues.  In this scenario, our officers intend to focus their efforts on raising additional capital to finance inventory and sales activities.

Results of Operations

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. Ultimate was incorporated in the State of Nevada on June 29, 2007.

Readers will note that Ultimate has raised a total of approximately $17,300 from the sale of its common stock.  As of March 31, 2010, Ultimate had a cash balance of $90, with liabilities of $16,593. The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy.  The Company will need to raise a minimum of $30,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $25,000 and $6,000 to cover additional working capital associated with maintaining the Company’s capital raising efforts and general corporate expenses.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising additional capital, we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

 Financial Statements

For the Years Ended March 31, 2010 and 2009 and the

Period from February 15, 2008 (Inception) to March 31, 2010

Patrick Rodgers, CPA, PA

309 E. Citrus Street

Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Ultimate Products Corporation.

I have audited the accompanying balance sheet of Ultimate Products Corporation (a development stage company) as of March 31, 2010 and 2009 and the statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2010 and 2009 and for the period from February 15, 2008 (date of inception) through March 31, 2010.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Ultimate Products Corporation as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended March 31, 2010 and 2009 and for the period February 15, 2008 (date of inception) to March 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2010, included in this report have been audited by Patrick Rodgers, CPA, as set forth in this annual report.

ITEM 9A.CONTROLS AND PROCEDURES.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

Our directors will serve until his/her successor is elected and qualified. Our officer is elected by the board of directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position

George Vogelei	65	Pres./Sec./Treas./

Garry Leonard	59	Control Person

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

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two years through March 31, 2009, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George Vogelei	2010	0	0	0	0	0	0	0	0
President, Secretary	2009	0	0	0	0	0	0	0	0
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

The sole director receives no compensation for attending the meetings of the board of directors.  The board of directors met 4 times in fiscal year 2010.  Since March 31, 2010, we have met once.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

*The percent of class is based on 5,433,070 shares of common stock issued and outstanding as of March 31, 2009.

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any transaction that has or will materially affect us:

      .    The Officers and Directors;

      .    Any person proposed as a nominee for election as a director;

      .    Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

      .    Any relative or spouse of any of the foregoing persons who have the same house as such person.

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

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

2010	$2,800	Patrick Rodgers,CPA, PA
2009	$2,800	Patrick Rodgers, CPA, PA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$-0-	Patrick Rodgers, CPA, PA
2009	$-0-	Patrick Rodgers, CPA, PA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$-0-	Patrick Rodgers, CPA, PA
2009	$-0-	Patrick Rodgers, CPA, PA

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$-0-	Patrick Rodgers, CPA, PA
2009	$-0-	Patrick Rodgers, CPA, PA

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February, 2011.

ULTIMATE RESOURCES, INC.

BY:	/s/ George Vogelei
George Vogelei
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ George Vogelei	President, Principal Accounting Officer,	February 24, 2011
George Vogelei	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X