Form 10-Q/A
period 2010-06-30
Ultimate Products CORP
filed 2011-03-01
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

General

Ultimate Products Corporation (hereinafter referred to as “UPC” or the “Company”) a Nevada corporation and developmental stage company, has the business objective of developing, producing and distributing, a magnesium oxide board called “Ultimate Building Board ™” for use in a number of applications

The Company is a development stage company that was incorporated on February 15, 2008, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Ultimate Products has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries. The fiscal year end is March 30.. The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

As of June 30, 2010, we have $54 of cash available. We have $18,578 of current liabilities. From the date of inception (February 15, 2008) to June 30, 2010 the Company has recorded a net loss of $40,751 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultimate Products Corporation (Registrant)

Date: Date: February 24, 2011	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: Date: February 24, 2011	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer