Form 10-Q/A
period 2010-09-30
Ultimate Products CORP
filed 2011-03-01
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations

					For the period
					February 15, 2008
	Three months ended September 30,		Six months ended September 30,		(inception) to September 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Expenses

Professional fees	1,000	1,200	2,985	1,200	40,855
Research and development	9,400	-	9,400	-	9,400
Other general & administrative	2,056	100	2,092	100	2,952

Total expenses	12,456	1,300	14,477	1,300	53,207

Net loss	$(12,456)	$(1,300)	$(14,477)	$(1,300)	$(53,207)

Net loss per weighted share,
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	5,433,070	5,433,070	5,433,070	5,433,070

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

Plan of Operation

As of September 30, 2010, we have $54 of cash available. We have $18,578 of current liabilities. From the date of inception (February 15, 2008) to September 30, 2010 the Company has recorded a net loss of $40,751 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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