Form 10-K/A
period 2010-03-31
Ultimate Products CORP
filed 2011-04-29
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A No. 2

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

TABLE OF CONTENTS

This amendment is being filed to address certain errors and omissions in the original filing on July 9, 2010 and the amended filing on March 1, 2011.  Specifically, Forms 10K and 10K/A have been revised as follows:

a.

The MD&A section of the original 10K erroneously indicated that the company was involved in businesses unrelated to the sale of magnesium oxide board.  The section was changed to eliminate those references.

b.

The Report of the Independent Registered Public Accounting Firm, page F-3 has been revised to conform to Rule 2-02(c) of Regulation S-X, and certain dates have been corrected in that report.

c.

Item9A. Controls and Procedures has been revised to provide that management believes that the company’s controls and procedures are effective and that the principal executive officer and principal financial officer believe that they are designed to provide reasonable assurance of achieving their objectives.

d.

Exhibits 31.1 and 31.2 have been revised to conform to Item 601(b)31 of Regulation S-K

PART I

ITEM 1.BUSINESS

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2011. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Ultimate "we," "our,"  and "us" refer to Ultimate Products Corporation Investors and security holders may obtain a free copy of the annual report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the annual report on Form 10-K and other documents filed by Ultimate with the sec may also be obtained from Ultimate Products Corporation By directing a request to Ultimate, Attention:  George Vogelei , President and Chief Executive Officer, 530 Alameda Del Prado Suite 339, Novato Ca. 94949 telephone number  (415) 608-7992.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	George Vogelei	2,500,000, shares	46.01%

Common Stock	Gary Leonard	2,500,000 shares	46.01%

TOTALS		5,000,000	92.02%

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

Signature	Title	Date

/s/ George Vogelei	President, Principal Accounting Officer,	April 12, 2011
George Vogelei	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X