Form 10-Q/A
period 2010-06-30
Ultimate Products CORP
filed 2011-04-29
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A No.2

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

ULTIMATE PRODUCTS CORPORATION

This amendment is being filed to address certain errors and omissions in the original filing on August 19, 2010 and the amended filing on March 1, 2011.  Specifically, Forms 10Q and 10Q/A  for the period ending June 30, 2010 have been revised as follows:

a.

Item 4, Controls and Procedures has been revised to provide that management believes that the company’s controls and procedures are effective.

b.

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

Ultimate Products Corporation (Registrant)

Date: April 12, 2011	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: April 12, 2011	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer