Form 10-Q/A
period 2010-09-30
Ultimate Products CORP
filed 2011-04-29
CIK 1438095

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

ULTIMATE PRODUCTS CORPORATION

This amendment is being filed to address certain errors and omissions in the original filing on December 7, 2010 and the amended filing on March 1, 2011.  Specifically, Forms 10Q and 10Q/A  for the period ending September 30, 2010 have been revised as follows:

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