Form 10-Q/A
period 2010-12-31
Ultimate Products CORP
filed 2011-04-29
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A No.1

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

ULTIMATE PRODUCTS CORPORATION

This amendment is being filed to address certain errors and omissions in the original filing on February 22, 2011.  Specifically, Form 10-Q for the period ending December 31, 2010 has been revised as follows:

a.

Item 4, Controls and Procedures has been corrected to confirm that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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