Form 10-K
period 2011-03-31
Ultimate Products CORP
filed 2011-07-13
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2011

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

Yes      . No   X  .

5,433,070 shares of Common Stock, par value $0.001, were outstanding on March 31, 2011.

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

As of March 31, 2011, the date of the Company's last audited financial statements, UPC has raised $17,300 through the sale of common stock. There is approximately $26 cash on hand and in the corporate bank accounts. UPC currently has $33078 in liabilities. In addition, as of the date of this annual report, we have not yet generated or realized any revenues from our business operations.

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

Holders of Common Stock

We had 32 shareholders of record of 5,433,070 shares of our common stock as of March 31, 2011.

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

Readers will note that Ultimate has raised a total of approximately $17,300 from the sale of its common stock.  As of March 31, 2011, Ultimate had a cash balance of $26, with liabilities of $33,078. The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy.  The Company will need to raise a minimum of $30,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $25,000 and $6,000 to cover additional working capital associated with maintaining the Company’s capital raising efforts and general corporate expenses.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising additional capital, we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

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

Liquidity and Capital Resources

Since inception, we have issued 5,433,070 shares of our common stock as of the date of this annual report and received cash from all sources of $48,753.

We have generated no revenues from sales. We expect to obtain capital through the sale of our common stock.  Revenue from the sale of our product, capital raised from the sale of common stock, and shareholder loans are our only anticipated sources of additional capital. We have not determined the amount of money, if any, we will raise from the sale of our common stock during the next fiscal year.

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

Revenue recognition

For the fiscal year ended March 31, 2011, the Company did not realize any revenue from the sale of its products.

Impairment of long lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value has become impaired, in accordance with the guidance established in Statement of Financial Accounting Standards FASB ASC Topic 360, "Property, Plant and Equipment." An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis

Income taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, "Income Taxes,” which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

 Financial Statements

For the Years Ended March 31, 2011 and 2010 and the

Period from February 15, 2008 (Inception) to March 31, 2011

Patrick Rodgers, CPA, PA

309 E. Citrus Street

Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Ultimate Products Corporation.

I have audited the accompanying balance sheets of Ultimate Products Corporation (a development stage company) as of March 31, 2011 and 2010 and the statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2011 and 2010 and for the period from February 15, 2008 (date of inception) through March 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Ultimate Products Corporation as of March 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended March 31, 2010 and 2009 and for the period February 15, 2008 (date of inception) to March 31, 2011 in conformity with accounting principles generally accepted in the United States.

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

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

July 3, 2011

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	March 31,
	2011	2010
ASSETS
Current assets
Cash	$26	$90
Total current assets	26	90

Trademarks	723	723

Total assets	$749	$813

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,500	$5,720
Related party payable	28,578	10,873
Total current liabilities	33,078	16,593

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized,
5,433,070 issued and outstanding	5,433	5,433
Additional paid-in capital	17,517	17,517
Deficit accumulated during the development stage	(55,279)	(38,730)
Total stockholders' deficit	(32,329)	(15,780)

Total liabilities and stockholders' deficit	$749	$813

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations

			For the period
			February 15, 2008
	Year ended March 31,		(inception) to
	2011	2010	March 31, 2011

Revenue	$-	$-	$-

Expenses
Professional fees	4,985	3,420	42,855
Research and development	9,400		9,400
Other general & administrative	2,164	120	3,024
Total expenses	16,549	3,540	55,279

Net loss	$(16,549)	$(3,540)	$(55,279)

Net loss per weighted share,
basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	5,433,070	5,433,070

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, February 15, 2008 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued for cash at $0.001 per share	2,500,000	2,500	-	-	-	-	2,500
Common stock issued for services at $0.002 per share	2,775,070	2,775	-	-	2,875	-	5,650
Net loss, period ended March 31, 2008	-	-	-	-	-	-	-
Balance, March 31, 2008	5,275,070	5,275	-	-	2,875	-	8,150

Common stock issued for cash at $0.10 per share less $1,000 of offering costs	158,000	158	-	-	14,642	-	14,800
Net loss, year ended March 31, 2009	-	-	-	-	-	(35,190)	(35,190)
Balance, March 31, 2009	5,433,070	5,433	-	-	17,517	(35,190)	(12,240)

Net loss, year ended March 31, 2010	-	-	-	-	-	(3,540)	(3,540)
Balance, March 31, 2010	5,433,070	$5,433	-	$-	$17,517	$(38,730)	$(15,780)

Net loss, year ended March 31, 2011	-	-	-	-	-	(16,549)	(16,549)
Balance, March 31, 2011	5,433,070	$5,433	-	$-	$17,517	$(55,279)	$(32,329)

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
			February 15, 2008
	Year ended March 31,		(inception) to
	2011	2010	March 31, 2011
Cash flows from operating activities
Net loss	$(16,549)	$(3,540)	$(55,279)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	2,775
Changes in operating liabilities:
Prepaid expenses	-	-	-
Accounts payable	1220	(280)	4500
Net cash used in operating activities	(17,769)	(3,820)	(48,004)

Cash flows from investing activities
Purchase of trademarks	-	-	(723)
Net cash used in investing activities	-	-	(723)

Cash flows from financing activities
Proceeds from related party payable	17,705	3,800	28,578
Proceeds from sale of stock	-	-	17,300
Capital contributed by shareholders			2,875
Net cash provided by financing activities	17,705	3,800	48,753

Net increase (decrease) in cash	(64)	(20)	26
Cash at beginning of period	90	110	-

Cash at end of period	$26	$90	$26

Supplemental disclosure of non-cash investing
and financing activities:
Issuance of 2,775,070 shares of common stock
for professional and consulting services	$-	$-	$2,775

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2011 and 2010 and the

Period of February 15, 2008 (Inception) to March 31, 2011

Note 1 – Nature of Business

The financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Ultimate Products Corporation  as of March 31, 2011 and 2010 and the  results of its operations and cash flows for periods then ended, have been included.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2011 or 2010

Income taxes

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

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2011 and 2010 and the

Period of February 15, 2008 (Inception) to March 31, 2011

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

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At March 31, 2011 and 2010 the Company had no investments classified as securities owned on the balance sheet that were classified as Level 1 investments.

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

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2011 and 2010 and the

Period of February 15, 2008 (Inception) to March 31, 2011

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

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2011 and 2010 and the

Period of February 15, 2008 (Inception) to March 31, 2011

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

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2011 and 2010 and the

Period of February 15, 2008 (Inception) to March 31, 2011

Note 3 – Stockholders’ Equity (continued)

On various dates throughout the year ended March 31, 2009, the Company issued 158,000 shares of common stock at $.10 per share for total cash of $14,800, net of $1,000 in offering costs offset against additional paid-in capital.  The stock was issued pursuant to a public offering on Form S-1 filed with the SEC on June 30, 2008. No common shares were issued during the year ended March 31, 2010 or March 31, 2011.

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001.  As of the March 31, 2011 and 2010, there are no preferred shares issued and outstanding.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of March 31, 2011 and 2010 and since inception, the Company had no dilutive potential common shares.

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
0%

Net deferred tax assets consist of the following:

From
Inception
Net operating loss carry forward	$55,279
Valuation allowance	(55,279)
Net deferred tax asset	$-

The Company did not pay any income taxes during the years ended March 31, 2011 or 2010.The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2011 and 2010 and the

Period of February 15, 2008 (Inception) to March 31, 2011

Note 5 – Related Party Transactions (continued)

Through March 31, 2011, the Company has received advances from shareholders in the amount of $28,578. These advances were used to pay for incorporation of Ultimate Products Corporation, the costs associated with the filing to register the Trademark, “Ultimate Building Board™” and professional fees incurred during the development stage resulting in a related party payable of $28,578 and $10,873 as of March 31, 2011 and 2010, respectively. These advances are non-interest bearing and due on demand and as such are considered to be a current liability. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 7 – Subsequent Events

No events have occurred subsequent to the balance sheet date that would require disclosure herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2011, included in this report have been audited by Patrick Rodgers, CPA, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal year ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two years through March 31, 2011, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

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

The sole director receives no compensation for attending the meetings of the board of directors.  The board of directors met 4 times in fiscal year 2011.  Since March 31, 2011, we have met once.

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

*The percent of class is based on 5,433,070 shares of common stock issued and outstanding as of March 31, 2011.

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

2011	$2,800	Patrick Rodgers,CPA, PA
2010	$2,800	Patrick Rodgers, CPA, PA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$-0-	Patrick Rodgers, CPA, PA
2010	$-0-	Patrick Rodgers, CPA, PA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$-0-	Patrick Rodgers, CPA, PA
2010	$-0-	Patrick Rodgers, CPA, PA

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$-0-	Patrick Rodgers, CPA, PA
2010	$-0-	Patrick Rodgers, CPA, PA

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of July, 2011.

ULTIMATE RESOURCES, INC.

BY:	/s/ George Vogelei
George Vogelei
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ George Vogelei	President, Principal Accounting Officer,	July 14, 2011
George Vogelei	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X