Form 10-Q
period 2011-06-30
Ultimate Products CORP
filed 2011-08-11
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

Commission File Number 333-152011

ULTIMATE PRODUCTS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	77-0713267
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

530 Alameda Del Prado

Suite 339

Novato, California 94949

(415) 328-7207

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

Yes      . No   X  .

5,433,070 shares of Common Stock, par value $0.001, were outstanding on June 30, 2011.

ULTIMATE PRODUCTS CORPORATION

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS

Current assets
Cash	$-	$26
Total current assets	-	26

Trademarks	723	723

Total assets	$723	$749

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$7,200	$4,500
Related party payable	28,643	28,578
Total current liabilities	35,843	33,078

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 5,433,070 issued and outstanding	5,433	5,433
Additional paid-in capital	17,517	17,517
Deficit accumulated during the development stage	(58,070)	(55,279)
Total stockholders' deficit	(35,120)	(32,329)

Total liabilities and stockholders' deficit	$723	$749

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

			For the period
			15-Feb-08
	Three months ended June 30,		(inception) to
	2011	2010	30-Jun-11

Revenue	$-	$-	$-

Expenses
Professional fees	2,765	1,985	45,620
Research and development	-	-	9,400
Other general & administrative	26	36	3,050
Total expenses	2,791	2,021	58,070

Net loss	$(2,791)	$(2,021)	$(58,070)

Net loss per weighted share, basic and fully diluted	$0.00	$0.00

Weighted average shares outstanding	5,433,070	5,433,070

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

			For the period
	Three months ended June 30,		15-Feb-08 (inception) to
	2011	2010	30-Jun-11
Cash flows from operating activities
Net loss	$(2,791)	$(2,021)	$(58,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	2,775
Changes in operating liabilities:
Accounts payable and accrued liabilities	2,700	1,985	7,200
Net cash used in operating activities	(91)	(36)	(48,095)

Cash flows from investing activities
Purchase of trademarks	-	-	(723)
Net cash used in investing activities	-	-	(723)

Cash flows from financing activities
Proceeds from related party payable	65	-	28,643
Proceeds from sale of stock	-	-	17,300
Capital contributed by shareholders	-	-	2,875
Net cash provided by financing activities	65	-	48,818

Net increase (decrease) in cash	(26)	(36)	-
Cash at beginning of period	26	90	-
Cash at end of period	$-	$54	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 2,775,070 shares of common stock for professional and consulting services	$-	$-	$2,775

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2011 audited financial statements as reported in Form 10K.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year ended March 31, 2011.

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

General

Ultimate Products Corporation (hereinafter referred to as “UPC” or the “Company”) a Nevada corporation and developmental stage company, has the business objective of developing, producing and distributing, a magnesium oxide board called “Ultimate Building Board ™” for use in a number of applications

The Company is a development stage company that was incorporated on February 15, 2008, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Ultimate Products has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries. The fiscal year end is March 31. The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

As of June 30, 2011, we have $0 cash available. We have $35,843 of current liabilities. From the date of inception (February 15, 2008) to June 30, 2011 the Company has recorded a net loss of $58,070  which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ultimate Products Corporation (Registrant)

Date: Date: August 10, 2011	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: Date: August 10, 2011	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer