Form 10-K
period 2012-03-31
Ultimate Products CORP
filed 2012-07-13
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

   X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2012

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

Yes      . No   X  .

5,245,535 shares of Common Stock, par value $0.001, were outstanding on March 31, 2012.

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

As of March 31, 2012, the date of the Company's last audited financial statements, UPC has raised $17,300 through the sale of common stock. There is no cash on hand in the corporate bank accounts. UPC currently has $44,234 in liabilities. In addition, as of the date of this annual report, we have not yet generated or realized any revenues from our business operations.

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

2. There are currently 5,245,535 shares of Ultimate common stock held by Thirty (30) shareholders. Its sole officer and director George Vogelei, controls 2,500,000 shares, while one (1) non-affiliate owns 87,535 shares and one shareholder, Gary Leonard, who is an affiliate due to the size of its holdings, has 2,500,000 shares of our common stock that are eligible to be sold pursuant to Rule 144 under the Securities Act;

3. Other than the stock registered under this Registration Statement, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

All of the presently outstanding shares of common stock issued to the initial shareholders (5,087,535) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.  The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

Holders of Common Stock

We had 30 shareholders of record of 5,245,535 shares of our common stock as of March 31, 2012.  In March, 2012, the Company cancelled 187,535 shares for lack of consideration.

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

Readers will note that Ultimate has raised a total of approximately $17,300 from the sale of its common stock.  As of March 31, 2012, Ultimate had a cash balance of $0, with liabilities of $44,234. The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy.  The Company will need to raise a minimum of $30,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $25,000 and $6,000 to cover additional working capital associated with maintaining the Company’s capital raising efforts and general corporate expenses.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising additional capital, we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

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

Liquidity and Capital Resources

Since inception, we have issued 5,433,070 shares of our common stock as of the date of this annual report, cancelled 187,535 of those shares, and received cash from all sources of $62,209.

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

Revenue recognition

For the fiscal year ended March 31, 2012, the Company did not realize any revenue from the sale of its products.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

 Financial Statements

For the Years Ended March 31, 2012 and 2011 and the

Period from February 15, 2008 (Inception) to March 31, 2012

Patrick Rodgers, CPA, PA

309 E. Citrus Street

Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Ultimate Products Corporation.

I have audited the accompanying balance sheets of Ultimate Products Corporation (a development stage company) as of March 31, 2012 and 2011 and the statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2012 and 2011 and for the period from February 15, 2008 (date of inception) through March 31, 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Ultimate Products Corporation as of March 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended March 31, 2012 and 2011 and for the period February 15, 2008 (date of inception) to March 31, 2012 in conformity with accounting principles generally accepted in the United States.

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

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

June 23, 2012

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	March 31,
	2012	2011
ASSETS
Current assets
Cash	$-	$26
Total current assets	-	26

Trademarks	723	723

Total assets	$723	$749

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks drawn in excess of bank balances	$8	$-
Accounts payable and accrued liabilities	2,200	4,500
Related party payable	42,026	28,578
Total current liabilities	44,234	33,078

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 and 5,433,070 issued and outstanding at March 31, 2012 and 2011, respectively	5,245	5,433
Additional paid in capital	17,323	17,517
Deficit accumulated during the development stage	(66,079)	(55,279)
Total stockholders' deficit	(43,511)	(32,329)

Total liabilities and stockholders' deficit	$723	$749

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

			For the period
			February 15, 2008
	Year ended March 31,		(inception) to
	2012	2011	March 31, 2012
Revenue	$-	$-	$-

Expenses
Professional fees	10,666	4,985	53,521
Research and development	-	9,400	9,400
Other general & administrative	134	2,164	3,158
Total expenses	10,800	16,549	66,079

Net loss	$(10,800)	$(16,549)	$(66,079)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	5,432,558	5,433,070

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, February 15, 2008 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued for cash at $.001 per share	2,500,000	2,500	-	-	-	-	2,500
Common stock issued for services at $.002 per share	2,775,070	2,775	-	-	2,875	-	5,650
Net loss, period ended March 31, 2008	-	-	-	-	-	-	-
Balance, March 31, 2008	5,275,070	5,275	-	-	2,875	-	8,150

Common stock issued for cash at $0.1 per share less $1,000 of offering costs	158,000	158	-	-	14,642	-	14,800
Net loss, year ended March 31, 2009	-	-	-	-	-	(35,190)	(35,190)
Balance, March 31, 2009	5,433,070	5,433	-	-	17,517	(35,190)	(12,240)

Net loss, year ended March 31, 2010	-	-	-	-	-	(3,540)	(3,540)
Balance, March 31, 2010	5,433,070	5,433	-	-	17,517	(38,730)	(15,780)

Net loss, year ended March 31, 2011	-	-	-	-	-	(16,549)	(16,549)
Balance, March 31, 2011	5,433,070	5,433	-	-	17,517	(55,279)	(32,329)

Common stock rescinded	(187,535)	(188)	-	-	(194)	-	(382)
Net loss, year ended March 31, 2012	-	-	-	-	-	(10,800)	(10,800)
Balance, March 31, 2012	5,245,535	$5,245	-	$-	$17,323	$(66,079)	$(43,511)

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

			For the period
			February 15, 2008
	Year ended March 31,		(inception) to
	2012	2011	March 31, 2012
Cash flows from operating activities
Net loss	$(10,800)	$(16,549)	$(66,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued (rescinded) for services	(382)	-	2,393
Changes in operating liabilities:
Accounts payable and accrued liabilities	(2,300)	(1,220)	2,200
Net cash used in operating activities	(13,482)	(17,769)	(61,486)

Cash flows from investing activities
Purchase of trademarks	-	-	(723)
Net cash used in investing activities	-	-	(723)

Cash flows from financing activities
Checks drawn in excess of bank balances	8	-	8
Proceeds from related party payable	13,448	17,705	42,026
Proceeds from sale of stock	-	-	17,300
Capital contributed by shareholders	-	-	2,875
Net cash provided by financing activities	13,456	17,705	62,209

Net increase (decrease) in cash	(26)	(64)	-
Cash at beginning of period	26	90	-
Cash at end of period	-	26	-

Supplemental disclosure of non-cash investing
Issuance of 2,587,535 shares of common stock for professional and consulting services	$-	$-	$2,393

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2012 and 2011 and the

Period of February 15, 2008 (Inception) to March 31, 2012

Note 1 – Nature of Business

The financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Ultimate Products Corporation  as of March 31, 2012 and 2011 and the  results of its operations and cash flows for periods then ended, have been included.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2012 or 2011.

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

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2012 and 2011 and the

Period of February 15, 2008 (Inception) to March 31, 2012

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

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2012 and 2011 and the

Period of February 15, 2008 (Inception) to March 31, 2012

Note 2 – Significant Accounting Policies (continued)

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy (continued)

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

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

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2012 and 2011 and the

Period of February 15, 2008 (Inception) to March 31, 2012

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Accounting Standard Updates through number 2011-12 have been issued but do not apply to the Company.

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001. On February 16, 2008, the Company authorized the issuance of 5,275,070 shares of its $.001 par value common stock at $0.00155 per share in consideration of $2,500 in cash and $5,650 in legal and business services.

On various dates throughout the year ended March 31, 2009, the Company issued 158,000 shares of common stock at $.10 per share for total cash of $14,800, net of $1,000 in offering costs offset against additional paid-in capital.  The stock was issued pursuant to a public offering on Form S-1 filed with the SEC on June 30, 2008. No common shares were issued during the years ended March 31, 2011 or 2010.

During the year ended March 31, 2012 the Company rescinded 187,535 common shares previously issued for services valued at $0.002 per share.

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001.  As of the March 31, 2010 and 2009, there are no preferred shares issued and outstanding.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of March 31, 2012 and 2011 and since inception, the Company had no dilutive potential common shares.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2012 and 2011 and the

Period of February 15, 2008 (Inception) to March 31, 2012

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	-34%
0%

Net deferred tax assets consist of the following:

From
Inception
Net operating loss carry forward	$66,079
Valuation allowance	(66,079)
Net deferred tax asset	$-

The Company did not pay any income taxes during the years ended March 31, 2012 or 2011.The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Through March 31, 2012, the Company has received advances from shareholders in the amount of $42,026. These advances were used to pay for incorporation of Ultimate Products Corporation, the costs associated with the filing to register the Trademark, “Ultimate Building Board™” and professional fees incurred during the development stage resulting in a related party payable of $42,026 and $28,578 as of March 31, 2012 and 2011, respectively. These advances are non-interest bearing and due on demand and as such are reflected as current liabilities on the balance sheet. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal year ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position

George Vogelei	66	Pres./Sec./Treas.

Garry Leonard	60	Control Person

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

Director Compensation

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George Vogelei	0	0	0	0	0	0	0

The sole director receives no compensation for attending the meetings of the board of directors.  The board of directors met 4 times in fiscal year 2012.

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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	George Vogelei	2,500,000, shares	47.66%

Common Stock	Gary Leonard	2,500,000 shares	47.66%

TOTALS		5,000,000	95.32%

*The percent of class is based on 5,245,535 shares of common stock issued and outstanding as of March 31, 2012.

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

2012	$2,800	Patrick Rodgers,CPA, PA
2011	$2,800	Patrick Rodgers, CPA, PA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$-0-	Patrick Rodgers, CPA, PA
2011	$-0-	Patrick Rodgers, CPA, PA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$-0-	Patrick Rodgers, CPA, PA
2011	$-0-	Patrick Rodgers, CPA, PA

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$-0-	Patrick Rodgers, CPA, PA
2011	$-0-	Patrick Rodgers, CPA, PA

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of July, 2011.

ULTIMATE RESOURCES, INC.

BY:	/s/ George Vogelei
George Vogelei
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ George Vogelei	President, Principal Accounting Officer,	July 12, 2012
George Vogelei	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X