Form 10-Q
period 2012-06-30
Ultimate Products CORP
filed 2012-08-14
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Yes      . No   X  .

5,245,535 shares of Common Stock, par value $0.001, were outstanding on June 30, 2012.

ULTIMATE PRODUCTS CORPORATION

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	June 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS

Current assets
Cash	$56	$-
Total current assets	56	-

Trademarks	723	723

Total assets	779	723

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks drawn in excess of bank balances	$-	$8
Accounts payable and accrued liabilities	2,000	2,200
Related party payable	43,426	42,026
Total current liabilities	45,426	44,234

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 5,245,535 issued and outstanding	5,245	5,245
Additional paid-in capital	17,323	17,323
Deficit accumulated during the development stage	(67,215)	(66,079)
Total stockholders' deficit	(44,647)	(43,511)

Total liabilities and stockholders' deficit	$779	$723

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

			For the period
			15-Feb-08
	Three months ended June 30,		(inception) to
	2012	2011	30-Jun-12

Revenue	$-	$-	$-

Expenses
Professional fees	1,100	2,765	54,621
Research and development	-	-	9,400
Other general & administrative	36	26	3,194
Total expenses	1,136	2,791	67,215

Net loss	$(1,136)	$(2,791)	$(67,215)

Net loss per weighted share, basic and fully diluted	$0.00	$0.00

Weighted average shares outstanding	5,245,535	5,433,070

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

			For the period
			15-Feb-08
	Three months ended June 30,		(inception) to
	2012	2011	30-Jun-12
Cash flows from operating activities
Net loss	$(1,136)	$(2,791)	$(67,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	2,393
Changes in operating liabilities:
Accounts payable and accrued liabilities	(200)	2,700	2,000
Net cash used in operating activities	(1,336)	(91)	(62,822)

Cash flows from investing activities
Purchase of trademarks	-	-	(723)
Net cash used in investing activities	-	-	(723)

Cash flows from financing activities
Repayment of bank overdraft	(8)	-	-
Proceeds from related party payable	1,400	65	43,426
Proceeds from sale of stock	-	-	17,300
Capital contributed by shareholders	-	-	2,875
Net cash provided by financing activities	1,392	65	63,601

Net increase (decrease) in cash	56	(26)	56
Cash at beginning of period	-	26	-
Cash at end of period	$56	$-	$56

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 2,775,070 shares of common stock for professional and consulting services	$-	$-	$2,393

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2012 audited financial statements as reported in Form 10K.  The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year ended March 31, 2013.

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

Plan of Operation

As of June 30, 2012, we have $56 of cash available. We have $5,426 of current liabilities. From the date of inception (February 15, 2008) to June 30, 2012 the Company has recorded a net loss of $67,215  which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ultimate Products Corporation (Registrant)

Date: Date: August 14, 2012	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: Date: August 14, 2012	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer