Form 10-Q/A
period 2012-06-30
Ultimate Products CORP
filed 2012-08-22
CIK 1438095

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Ultimate Products Corporation for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

*Filed with original Form 10-Q on August 14, 2012.

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

Ultimate Products Corporation (Registrant)

Date: Date: August 21, 2012	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: Date: August 21, 2012	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer

3