Form 10-K
period 2013-03-31
Ultimate Products CORP
filed 2013-07-01
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

   X  . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

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

Yes      . No   X  .

5,245,535 shares of Common Stock, par value $0.001, were outstanding on May 31, 2013.

TABLE OF CONTENTS

PART I

ITEM 1.BUSINESS

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2013. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

General

UPC has yet to commence planned operations to any significant measure. The Company has had only limited start-up operations and has not generated any revenues. The Company believes that it will be able to implement the business plan and conduct business pursuant to the business plan for the next 12 months with an additional capital infusion of approximately $500,000. There is no assurance that the Company will be successful in raising the additional capital and if they are not successful in raising this additional capital, they will fail.

Since becoming incorporated, the Company has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Ultimate Products has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

As of March 31, 2013, the date of the Company's last audited financial statements, UPC has raised $17,300 through the sale of common stock. There is no cash on hand in the corporate bank accounts. UPC currently has $48,199 in liabilities. In addition, as of the date of this annual report, we have not yet generated or realized any revenues from our business operations.

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

From a production standpoint, the lack of raw magnesium from mines in North America from which to make the boards is a major factor in lack of production of the board in this country. Also, the labor intensiveness of the production process requires low cost labor. A significant portion of the cost of a sheet of magnesium board is getting it from the factory to the distributors, so low-FOB prices are essential. Virtually all magnesium board comes from overseas, and a significant portion of the cost can be in ocean shipping to get it to the North American seaports.

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

The company believes that there is tremendous potential in industrial markets for magnesium based products and Ultimate Building Board ™  provides the next generation of building materials to the construction industry. Ultimate Building Board ™ is, made of mineral compounds and used in a broad range of building and construction applications, such as: single & multifamily housing, business offices, churches and medical facilities.  The board has exceptional construction properties, such as: fire resistant, moisture resistant, mold & mildew resistant, insect resistant, and sound and heat insulation, that make it desirable as a replacement for; gypsum boards, cement boards, and plywood or wood laminates.  It can be manufactured in wide range of widths, lengths, and thickness depending upon the building application and the architectural specifications and designs.  And it can be manufactured in a wide range of colors, finishes, and textures, depending upon the application and the user’s specifications. Since magnesium oxide board has both fire-resistance  and  mold resistance characteristics  the potential for use in industrial, commercial, medical and other facilities that must  meet environmental and fire resistant standards simultaneously is growing.  Magnesium board is already widely used in these types of structures outside the United States.  Marketing the magnesium board in states like California, Texas and Florida that have a need for both the fire retardant qualities as well being environmentally friendly characteristics will provide the Company a large and concentrated market for its products. In medical facilities there is a need for strong fire-resistant materials that along with maintaining its strength over time also needs to have a strong anti-mold rating to maintain sterility in its environs.  Ultimate Building Board ™ is designed to fulfill this critical need.

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

Some of the initial focus will be in more progressive states such as California, Washington, Oregon, and Colorado which have been in the forefront of using “green” building materials.  For example, there is legislation currently in the California State Assembly that, if passed, would require that all new public buildings in California be constructed “green” using the LEEDS rating system.  Marketing magnesium board in states that have traditionally set trends for the rest of the nation on environmental and safety issues can serve as a springboard for marketing campaigns in other states.

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

Board Committees

UPC has not yet implemented any board committees as of the date of this report.

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

As of the date of this report;

1. There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of Ultimate;

2. There are currently 5,245,535 shares of Ultimate common stock held by Thirty Two (32)  shareholders. Its sole officer and director George Vogelei, controls 2,500,000 shares, while three (3) non-affiliates own 235,000 shares and one shareholder, Gary Leonard, who is an affiliate due to the size of its holdings, has 2,500,000 shares of our common stock that are eligible to be sold pursuant to Rule 144 under the Securities Act;

3. Other than the initial registered stock, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

All of the presently outstanding shares of common stock issued to the initial shareholders (5,235,000) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.  The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

Holders of Common Stock

We had 32 shareholders of record of 5,245,535 shares of our common stock as of March 31, 2013.

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

Readers will note that Ultimate has raised a total of approximately $17,300 from the sale of its common stock.  As of March 31, 2013, Ultimate had a cash balance of $36, with liabilities of $48,199. The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy.  The Company will need to raise a minimum of $30,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $25,000 and $6,000 to cover additional working capital associated with maintaining the Company’s capital raising efforts and general corporate expenses.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising additional capital, we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

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

Liquidity and Capital Resources

Since inception, we have issued 5,245,535 shares of our common stock as of the date of this annual report and received cash from all sources of $65,099.

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

Critical Accounting Policies and Estimates

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

Revenue recognition

For the fiscal year ended March 31, 2013, the Company did not realize any revenue from the sale of its products.

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

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

 Financial Statements

For the Years Ended March 31, 2013 and 2012 and the

Period from February 15, 2008 (Inception) to March 31, 2013

Patrick Rodgers, CPA, PA

309 E. Citrus Street

Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Ultimate Products Corporation.

We have audited the accompanying balance sheets of Ultimate Products Corporation (a development stage company) as of March 31, 2013 and 2012 and the statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Ultimate Products Corporation as of March 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended March 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States.

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

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

June 27, 2013

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	March 31,
	2013	2012
ASSETS
Current assets
Cash	$36	$-
Total current assets	36	-

Trademarks	723	723

Total assets	$759	$723

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Checks drawn in excess of bank balances	$-	$8
Accounts payable and accrued liabilities	4,175	2,200
Related party payable	44,924	42,026
Total current liabilities	$49,099	$44,234

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding	5,245	5,245
Additional paid-in capital	17,323	17,323
Deficit accumulated during the development stage	(70,908)	(66,079)
Total stockholders' deficit	(48,340)	(43,511)

Total liabilities and stockholders' deficit	$759	$723

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations

			For the period
			February 15, 2008
	Year ended March 31,		(inception) to
	2013	2012	March 31, 2013

Revenue	$-	$-	$-

Expenses
Professional fees	4,685	10,666	58,206
Research and development	-	-	9,400
Other general & administrative	144	134	3,302
Total expenses	4,829	10,800	70,908

Net loss	$(4,829)	$(10,800)	$(70,908)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	5,245,535	5,433,070

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, February 15, 2008 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued for cash at $.001 per share	2,500,000	2,500	-	-	-	-	2,500
Common stock issued for services at $.002 per share	2,775,070	2,775	-	-	2,875	-	5,650
Net loss, period ended March 31, 2008	-	-	-	-	-	-	-
Balance, March 31, 2008	5,275,070	5,275	-	-	2,875	-	8,150

Common stock issued for cash at $0.1 per share less $1,000 of offering costs	158,000	158	-	-	14,642	-	14,800
Net loss, year ended March 31, 2009	-	-	-	-	-	(35,190)	(35,190)
Balance, March 31, 2009	5,433,070	5,433	-	-	17,517	(35,190)	(12,240)

Net loss, year ended March 31, 2010	-	-	-	-	-	(3,540)	(3,540)
Balance, March 31, 2010	5,433,070	5,433	-	-	17,517	(38,730)	(15,780)

Net loss, year ended March 31, 2011	-	-	-	-	-	(16,549)	(16,549)
Balance, March 31, 2011	5,433,070	5,433	-	-	17,517	(55,279)	(32,329)

Common stock rescinded	(187,535)	(188)	-	-	(194)	-	(382)
Net loss, year ended March 31, 2012	-	-	-	-	-	(10,800)	(10,800)
Balance, March 31, 2012	5,245,535	$5,245	-	$-	$17,323	$(66,079)	$(43,511)

Net loss, year ended March 31, 2013	-	-	-	-	-	(4,829)	(4,829)
Balance, March 31, 2013	5,245,535	$5,245	-	$-	$17,323	$(70,908)	$(48,340)

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
			February 15, 2008
	Year ended March 31,		(inception) to
	2013	2012	March 31, 2013
Cash flows from operating activities
Net loss	$(4,829)	$(10,800)	$(70,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued (rescinded) for services	-	(382)	2,393
Changes in operating liabilities:
Accounts payable and accrued liabilities	1,975	(2,300)	4,175
Net cash used in operating activities	(2,854)	(13,482)	(64,340)

Cash flows from investing activities
Purchase of trademarks	-	-	(723)
Net cash used in investing activities	-	-	(723)

Cash flows from financing activities
Proceeds from bank overdraft	-	8	8
Repayment of bank overdraft	(8)	-	(8)
Proceeds from related party payable	2,898	13,448	44,924
Proceeds from sale of stock	-	-	17,300
Capital contributed by shareholders	-	-	2,875
Net cash provided by financing activities	2,890	13,456	65,099

Net increase (decrease) in cash	36	(26)	36
Cash at beginning of period	-	26	-
Cash at end of period	$36	$-	$36

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 2,775,070 shares of common stock for professional and consulting services	$-	$-	$2,393

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2013 and 2012 and the

Period of February 15, 2008 (Inception) to March 31, 2013

Note 1 – Nature of Business

Ultimate Products Corporation (“the Company”) was organized February 15, 2008 under the laws of the State of Nevada for the purpose developing, producing and distributing a magnesium oxide building board called “Ultimate Building Board’ for use in a number of applications including wall and ceiling applications. The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC Topic 915, Development Stage Companies, it is considered a Development Stage Enterprise.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2013 or 2012.

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

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2013 and 2012 and the

Period of February 15, 2008 (Inception) to March 31, 2013

Note 2 – Significant Accounting Policies (continued)

Recent Pronouncements

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurement under both U.S. GAAP and International Financial Reporting Standards (IFRS), including a consistent definition of the term "fair value." The amendments were effective beginning in the first quarter of 2012, and did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity. Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income. The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment. This update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this standard is not anticipated to have a material impact on our financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Note 3 – Stockholders’ Equity

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260, Earnings Per Share. The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of March 31, 2013 and 2012 and since inception, the Company had no dilutive potential common shares.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2013 and 2012 and the

Period of February 15, 2008 (Inception) to March 31, 2013

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
0%

Net deferred tax assets consist of the following:

From
Inception
Net operating loss carry forward	$70,008
Valuation allowance	(70,008)
Net deferred tax asset	$-

The Company did not pay any income taxes during the years ended March 31, 2013 or 2012. These losses are available for future years and expire through 2033. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

Note 5 – Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Through March 31, 2013, the Company has received advances from shareholders in the amount of $44,924. These advances were used to pay for incorporation of Ultimate Products Corporation, the costs associated with the filing to register the Trademark, “Ultimate Building Board™” and professional fees incurred during the development stage resulting in a related party payable of $44,924 and $42,026 as of March 31, 2013 and 2012, respectively. These advances are non-interest bearing and due on demand and as such are reflected as current liabilities on the balance sheet. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2013, included in this report have been audited by Patrick Rodgers, CPA, as set forth in this annual report.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position

George Vogelei	67	Pres./Sec./Treas./

Garry Leonard	61	Control Person

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

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two years through March 31, 2013, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George Vogelei	2013	0	0	0	0	0	0	0	0
President, Secretary	2012	0	0	0	0	0	0	0	0
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

The sole director receives no compensation for attending the meetings of the board of directors.  The board of directors met 4 times in fiscal year 2013.

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

*The percent of class is based on 5,245,535 shares of common stock issued and outstanding as of March 31, 2013.

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

2013	$2,800	Patrick Rodgers,CPA, PA
2012	$2,800	Patrick Rodgers, CPA, PA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$-0-	Patrick Rodgers, CPA, PA
2012	$-0-	Patrick Rodgers, CPA, PA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$-0-	Patrick Rodgers, CPA, PA
2012	$-0-	Patrick Rodgers, CPA, PA

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$-0-	Patrick Rodgers, CPA, PA
2012	$-0-	Patrick Rodgers, CPA, PA

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of June, 2013.

ULTIMATE RESOURCES, INC.

BY:	/s/ George Vogelei
George Vogelei
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ George Vogelei	President, Principal Accounting Officer,	June 28, 2013
George Vogelei	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X