Form 10-Q
period 2013-09-30
Ultimate Products CORP
filed 2013-11-12
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

5,245,535 shares of Common Stock, par value $0.001, were outstanding on November 14, 2013.

ULTIMATE PRODUCTS CORPORATION

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	September 30	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets
Cash	$14	$36
Total current assets	14	36

Trademarks	723	723

Total assets	$737	$759

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$6,475	$4,175
Related party payable	46,974	44,924
Total current liabilities	53,449	49,099

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding	5,245	5,245
Additional paid-in capital	17,323	17,323
Deficit accumulated during the development stage	(75,280)	(70,908)
Total stockholders' deficit	(52,712)	(48,340)

Total liabilities and stockholders' deficit	$737	$759

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

					For the period
					February 15,
	Six months ended September 30,		Three months ended September 30,		2008 (inception) to
	2013	2012	2013	2012	September 30, 2013

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	4,300	2,310	1,100	1,210	62,506
Research and development	-	-	-	-	9,400
Other general & administrative	72	72	36	36	3,374
Total expenses	4,372	2,382	1,136	1,246	75,280

Net loss	$(4,372)	$(2,382)	$(1,136)	$(1,246)	$(75,280)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	5,245,535	5,245,535	5,245,535	5,245,535

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

			For the period
			February 15, 2008
	Six months ended September 30,		(inception) to
	2013	2012	September 30, 2013
Cash flows from operating activities
Net loss	$(4,372)	$(2,382)	$(75,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	2,393
Changes in operating liabilities:
Accounts payable and accrued liabilities	2,300	700	6,475
Net cash used in operating activities	(2,072)	(1,682)	(66,412)

Cash flows from investing activities
Purchase of trademarks	-	-	(723)
Net cash used in investing activities	-	-	(723)

Cash flows from financing activities
Repayment of bank overdraft	-	(8)	-
Proceeds from related party payable	2,050	1,710	46,974
Proceeds from sale of stock	-	-	17,300
Capital contributed by shareholders	-	-	2,875
Net cash provided by financing activities	2,050	1,702	67,149

Net increase (decrease) in cash	(22)	20	14
Cash at beginning of period	36	-	-
Cash at end of period	$14	$20	$14

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 2,775,070 shares of common stock for professional and consulting services	$-	$-	$2,393

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) September 30, 2013 for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2013 audited financial statements as reported in Form 10K.  The results of operations for the periods ended September 30, 2013 are not necessarily indicative of the operating results for the full year ended March 31, 2014.

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

Plan of Operation

As of September 30, 2013, we have $14 of cash available. We have $53,449 of current liabilities. From the date of inception (February 15, 2008) to September 30, 2013 the Company has recorded a net loss of $75,280  which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Ultimate Products Corporation (Registrant)

Date: Date: November 14, 2013	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: Date: November 14, 2013	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer