Form 10-K
period 2014-03-31
Ultimate Products CORP
filed 2014-06-30
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

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

Yes      . No  X .

5,245,535 shares of Common Stock, par value $0.001, were outstanding on June 26, 2014.

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

References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Ultimate "we," "our," and "us" refer to Ultimate Products Corporation Investors and security holders may obtain a free copy of the annual report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the annual report on Form 10-K and other documents filed by Ultimate with the sec may also be obtained from Ultimate Products Corporation By directing a request to Ultimate, Attention: George Vogelei, President and Chief Executive Officer, 530 Alameda Del Prado Suite 339, Novato Ca. 94949 telephone number (415) 608-7992.

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

As of March 31, 2014, the date of the Company's last audited financial statements, UPC has raised $17,300 through the sale of common stock. There was $2 of cash on hand in the corporate bank accounts. UPC currently has $58,864 in liabilities. In addition, as of the date of this annual report, we have not yet generated or realized any revenues from our business operations.

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

Holders of Common Stock

We had 32 shareholders of record of 5,245,535 shares of our common stock as of March 31, 2014.

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

Readers will note that Ultimate has raised a total of approximately $17,300 from the sale of its common stock. As of March 31, 2014, Ultimate had a cash balance of $2, with liabilities of $57,664. The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy. The Company will need to raise a minimum of $30,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $25,000 and $6,000 to cover additional working capital associated with maintaining the Company’s capital raising efforts and general corporate expenses. There is no assurance we will receive the required financing to complete our business strategies. Even if we are successful in raising additional capital, we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

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

Liquidity and Capital Resources

Since inception, we have issued 5,245,535 shares of our common stock as of the date of this annual report and received cash from all sources of $77,039.

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

Revenue recognition

For the fiscal year ended March 31, 2014, the Company did not realize any revenue from the sale of its products.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Financial Statements

For the Years Ended March 31, 2014 and 2013 and the

Period from February 15, 2008 (Inception) to March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Ultimate Products Corporation

Novato, CA

I have audited the accompanying balance sheets of Ultimate Products Corporation and its subsidiaries (the “Company”) as of March 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2014 and 2013, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were I engaged to perform, an audit of its internal control over financial reporting. my audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years ended March 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying consolidated financial statements, the Company has no revenues, has incurred losses since inception, and has a negative working capital balance at March 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

June 24, 2014

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Balance Sheets

	March 31,
	2014	2013
ASSETS
Current assets
Cash	$2	$36
Prepaid expenses	400	-
Total current assets	402	36

Trademarks	723	723

Total assets	$1,125	$759

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$800	$4,175
Related party payable	56,864	44,924
Total current liabilities	57,664	49,099

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding	5,245	5,245
Additional paid-in capital	17,323	17,323
Deficit accumulated during the development stage	(79,107)	(70,908)
Total stockholders' deficit	(56,539)	(48,340)

Total liabilities and stockholders' deficit	$1,125	$759

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Operations

			For the period of February 15, 2008 (inception)
	Year ended March 31,		to March 31, 2014
	2014	2013

Revenue	$-	$-	$-

Expenses
Professional fees	8,055	4,685	66,261
Research and development	-	-	9,400
Other general & administrative	144	144	3,446
Total expenses	8,199	4,829	79,107

Net loss	$(8,199)	$(4,829)	$(79,107)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	5,245,535	5,245,535

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, February 15, 2008 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued for cash at $.001 per share	-	-	2,500,000	2,500	-	-	2,500
Common stock issued for services at $.002 per share	-	-	2,775,070	2,775	2,875	-	5,650
Net loss, period ended March 31, 2008	-	-	-	-	-	-	-
Balance, March 31, 2008	-	-	5,275,070	5,275	2,875	-	8,150

Common stock issued for cash at $0.10 per share less $1,000 of offering costs	-	-	158,000	158	14,642	-	14,800
Net loss, year ended March 31, 2009	-	-	-	-	-	(35,190)	(35,190)
Balance, March 31, 2009	-	-	5,433,070	5,433	17,517	(35,190)	(12,240)

Net loss, year ended March 31, 2010	-	-	-	-	-	(3,540)	(3,540)
Balance, March 31, 2010	-	-	5,433,070	5,433	17,517	(38,730)	(15,780)

Net loss, year ended March 31, 2011	-	-	-	-	-	(16,549)	(16,549)
Balance, March 31, 2011	-	-	5,433,070	5,433	17,517	(55,279)	(32,329)

Common stock rescinded	-	-	(187,535)	(188)	(194)	-	(382)
Net loss, year ended March 31, 2012	-	-	-	-	-	(10,800)	(10,800)
Balance, March 31, 2012	-	-	5,245,535	5,245	17,323	(66,079)	(43,511)

Net loss, year ended March 31, 2013	-	-	-	-	-	(4,829)	(4,829)
Balance, March 31, 2013	-	-	5,245,535	5,245	17,323	(70,908)	(48,340)

Net loss, year ended March 31, 2014	-	-	-	-	-	(8,199)	(8,199)
Balance, March 31, 2014	-	$-	5,245,535	$5,245	$17,323	$(79,107)	$(56,539)

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period of February 15, 2008 (inception)
	Year ended March 31,		to March 31, 2014
	2014	2013
Cash flows from operating activities
Net loss	$(8,199)	$(4,829)	$(79,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	2,393
Changes in operating liabilities:
Prepaid expenses	(400)	-	(400)
Accounts payable and accrued liabilities	(3,375)	1,975	800
Net cash used in operating activities	(11,974)	(2,854)	(76,314)

Cash flows from investing activities
Purchase of trademarks	-	-	(723)
Net cash used in investing activities	-	-	(723)

Cash flows from financing activities
Repayment of bank overdraft	-	(8)	-
Proceeds from related party payable	11,940	2,898	56,864
Proceeds from sale of stock	-	-	17,300
Capital contributed by shareholders	-	-	2,875
Net cash provided by financing activities	11,940	2,890	77,039

Net increase (decrease) in cash	(34)	36	2
Cash at beginning of period	36	-	-
Cash at end of period	$2	$36	$2

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 2,775,070 shares of common stock for professional and consulting services	$-	$-	$2,393

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2014 and 2013 and the

Period of February 15, 2008 (Inception) to March 31, 2014

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2014 or 2013.

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

Recent Accounting Pronouncements

We evaluate recent accounting pronouncements as they are issued for applicability to the Company’s accounting practices. The application of recently issued accounting pronouncements do not apply to the Company’s current accounting policies.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Financial Statements

For the Years Ended March 31, 2014 and 2013 and the

Period of February 15, 2008 (Inception) to March 31, 2014

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of March 31, 2014 and 2013 and since inception, the Company had no dilutive potential common shares.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34%)
0%

Net deferred tax assets consist of the following:

From
Inception
Net operating loss carry forward	$79,107
Valuation allowance	(79,107)
Net deferred tax asset	$-

The Company did not pay any income taxes during the years ended March 31, 2014 or 2013. These losses are available for future years and expire through 2033. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

Note 5 – Related Party Transactions

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Through March 31, 2014, the Company has received advances from shareholders in the amount of $56,864. These advances were used to pay for incorporation of Ultimate Products Corporation, the costs associated with the filing to register the Trademark, “Ultimate Building Board™” and professional fees incurred during the development stage resulting in a related party payable of $56,864 and $44,924 as of March 31, 2014 and 2013, respectively. These advances are non-interest bearing and due on demand and as such are reflected as current liabilities on the balance sheet. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

Note 6 – Subsequent Events

The Company has evaluated all subsequent events through the date of this filing and determined there are none to disclose.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2014, included in this report have been audited by Terry L. Johnson, CPA, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position

George Vogelei	68	Pres./Sec./Treas.

Garry Leonard	62	Control Person

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

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two years through March 31, 2014, for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	Tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George Vogelei	2014	0	0	0	0	0	0	0	0
President, Secretary	2013	0	0	0	0	0	0	0	0
and Treasurer

Employment Agreements

We have no employment agreements.

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in 2014. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation

Fees
	Earned				Nonqualified
	Or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George Vogelei	0	0	0	0	0	0	0

The sole director receives no compensation for attending the meetings of the board of directors. The board of directors met 4 times in fiscal year 2014.

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

*The percent of class is based on 5,245,535 shares of common stock issued and outstanding as of March 31, 2014.

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any transaction that has or will materially affect us:

      .The Officers and Directors;

      .Any person proposed as a nominee for election as a director;

      .Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

      .Any relative or spouse of any of the foregoing persons who have the same house as such person.

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

2014	$2,800	Patrick Rodgers,CPA, PA
2013	$2,800	Patrick Rodgers,CPA, PA

(2)

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$0	Patrick Rodgers,CPA, PA
2013	$0	Patrick Rodgers,CPA, PA

(3)

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$0	Patrick Rodgers,CPA, PA
2013	$0	Patrick Rodgers,CPA, PA

(4)

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	Patrick Rodgers,CPA, PA
2013	$0	Patrick Rodgers,CPA, PA

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of June, 2014.

ULTIMATE RESOURCES, INC.

BY:	/s/ George Vogelei
George Vogelei
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ George Vogelei	President, Principal Accounting Officer,	June 26, 2014
George Vogelei	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X