Form 10-Q
period 2014-06-30
Ultimate Products CORP
filed 2014-08-14
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

5,245,535 shares of Common Stock, par value $0.001, were outstanding on August 14, 2014.

ULTIMATE PRODUCTS CORPORATION

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Balance Sheets

	June 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS
Current assets
Cash	$-	$2
Prepaid expenses	200	400
Total current assets	200	402

Trademarks	723	723

Total assets	$923	$1,125

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,500	$800
Related party payable	57,664	56,864
Total current liabilities	60,164	57,664

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding	5,245	5,245
Additional paid-in capital	17,323	17,323
Deficit accumulated during the development stage	(81,809)	(79,107)
Total stockholders' deficit	(59,241)	(56,539)

Total liabilities and stockholders' deficit	$923	$1,125

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Statements of Operations  (Unaudited)

			For the period
			February 15, 2008
	Three months ended June 30,		(inception) to
	2014	2013	June 30, 2014

Revenue	$-	$-	$-

Expenses
Professional fees	2,700	3,200	68,961
Research and development	-	-	9,400
Other general & administrative	2	36	3,448
Total expenses	2,702	3,236	81,809

Net loss	$(2,702)	$(3,236)	$(81,809)

Net loss per weighted share, basic and fully diluted	$0.00	$0.00

Weighted average shares outstanding	5,245,535	5,245,535

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Statements of Cash Flows (Unaudited)

			For the period
			February 15, 2008
	Three months ended June 30,		(inception) to
	2014	2013	June 30, 2014
Cash flows from operating activities
Net loss	$(2,702)	$(3,236)	$(81,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	2,393
Changes in operating liabilities:
Prepaid expenses	200	-	(200)
Accounts payable and accrued liabilities	1,700	1,400	2,500
Net cash used in operating activities	(802)	(1,836)	(77,116)

Cash flows from investing activities
Purchase of trademarks	-	-	(723)
Net cash used in investing activities	-	-	(723)

Cash flows from financing activities
Repayment of bank overdraft	-	-	-
Proceeds from related party payable	800	1,800	57,664
Proceeds from sale of stock	-	-	17,300
Capital contributed by shareholders	-	-	2,875
Net cash provided by financing activities	800	1,800	77,839

Net increase (decrease) in cash	(2)	(36)	-
Cash at beginning of period	2	36	-
Cash at end of period	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 2,775,070 shares of common stock for professional and consulting services	$-	$-	$2,393

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) June 30, 2014 for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2014 audited financial statements as reported in Form 10K.  The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the operating results for the full year ended March 31, 2015.

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

Plan of Operation

As of June 30, 2014, we have $0 of cash available. We have $60,164 of current liabilities. From the date of inception (February 15, 2008) to June 30, 2014 the Company has recorded net losses of $81,809  which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Employees

There are no employees of the Company, excluding the current President and Director, Mr. Vogelei. The Company does not anticipate hiring any additional employees within the next twelve months.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ultimate Products Corporation

(Registrant)

Date: August 14, 2014

By: /s/ George Vogelei

George Vogelei

Chief Financial Officer

Director

Date: August 14, 2014

By: /s/George Vogelei

George Vogelei

President and Chief Executive Officer

Director, Treasurer