Form 10-Q
period 2014-09-30
Ultimate Products CORP
filed 2014-11-14
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

Commission File Number 333–152011

ULTIMATE PRODUCTS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	77–0713267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 Alameda Del Prado
Suite 339
Novato, California 94949

(415) 328–7207
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non–accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b–2 of the Exchange Act). Yes      . No  X .

5,245,535 shares of Common Stock, par value $0.001, were outstanding on October 30, 2014.

ULTIMATE PRODUCTS CORPORATION

ULTIMATE PRODUCTS CORPORATION

Balance Sheets

	September 30 2014	September 30 2013
	(Unaudited)
ASSETS
Current assets
Cash	$–	$2
Prepaid expenses	–	400
Total current assets	–	402

Trademarks	723	723

Total assets	$723	$1,125

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$–	$800
Related party payable	61,164	56,864
Total current liabilities	61,164	57,664

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding	5,245	5,245
Additional paid–in capital	17,323	17,323
Deficit accumulated during the development stage	(83,009)	(79,107)
Total stockholders' deficit	(60,441)	(56,539)

Total liabilities and stockholders' deficit	$723	$1,125

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION

Statements of Operations (Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Revenue	$–	$–	$–	$–

Expenses
Professional fees	1,200	1,100	3,900	4,300
Research and development	–	–	–	–
Other general & administrative	–	36	2	72
Total expenses	1,200	1,136	3,902	4,372

Net loss	$(1,200)	$(1,136)	$(3,902)	$(4,372)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	5,245,535	5,245,535	5,245,535	5,245,535

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION

Statements of Cash Flows (Unaudited)

	Six months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(3,902)	$(4,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	–	–
Changes in operating liabilities:
Prepaid expenses	400	–
Accounts payable and accrued liabilities	(800)	2,300
Net cash used in operating activities	(4,302)	(2,072)

Cash flows from investing activities
Purchase of trademarks	–	–
Net cash used in investing activities	–	–

Cash flows from financing activities
Repayment of bank overdraft	–	–
Proceeds from related party payable	4,300	2,050
Proceeds from sale of stock	–	–
Capital contributed by shareholders	–	–
Net cash provided by financing activities	4,300	2,050

Net increase (decrease) in cash	(2)	(22)
Cash at beginning of period	2	36
Cash at end of period	$–	$14

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION

Notes to the Unaudited Financial Statements

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) September 30, 2014 for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2014 audited financial statements as reported in Form 10K. The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the operating results for the full year ended March 31, 2015.

NOTE 2 – GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This report contains forward–looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward–looking statements. Investors should be aware that all forward–looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

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

Plan of Operation

As of September 30, 2014, we have $0 of cash available. We have $61,164 of current liabilities. From the date of inception (February 15, 2008) to September 30, 2014 the Company has recorded net losses of $83,009 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S–1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S–1 on June 30, 2008, which was deemed effective on July 7, 2008. Since this time the Company has sold 158,000 shares of common stock to the public with total proceeds raised of $15,800 These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended. The Company plans to continue to focus efforts on to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

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

Off–Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off–balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off–balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a–15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes–Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on our assessment, we believe that, as of September 30, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)

Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of George Vogelei pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultimate Products Corporation
(Registrant)

Date: Date: November 13, 2014	By: /s/ George Vogelei
George Vogelei
Chief Financial Officer
Director

Date: Date: November 13, 2014	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer
Director, Treasurer