Form 10-K
period 2015-03-31
Ultimate Products CORP
filed 2015-07-13
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

   X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2015

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

Yes      . No   X  .

5,245,535 shares of Common Stock, par value $0.001, were outstanding on June [ ], 2015.

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

As of March 31, 2015, the date of the Company's last audited financial statements, UPC has raised $17,300 through the sale of common stock since inception. There was no cash on hand in the corporate bank accounts. UPC currently has $63,274 in liabilities. In addition, as of the date of this annual report, we have not yet generated or realized any revenues from our business operations.

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

Background

Ultimate Products Corporation (hereinafter referred to as “UPC” or the “Company”) a Nevada corporation, has the business objective of developing, producing and distributing, a magnesium oxide board called “Ultimate Building Board ™” for use in a number of applications.

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

Holders of Common Stock

We had 32 shareholders of record of 5,245,535 shares of our common stock as of March 31, 2015.

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

Readers will note that Ultimate has raised a total of approximately $17,300 from the sale of its common stock since inception.  As of March 31, 2015, Ultimate had no cash with current liabilities of $63,274. The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy.  The Company will need to raise a minimum of $30,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $25,000 and $6,000 to cover additional working capital associated with maintaining the Company’s capital raising efforts and general corporate expenses.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising additional capital, we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

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

Liquidity and Capital Resources

The company currently has no cash on hand or current assets. There were total current liabilities of $63,274 as of March 31, 2015 which consisted of $1,800 of accounts payable and shareholder loans totaling $61,474, which created a working capital deficit of $63,274.

We have generated no revenues from our planned business activities. We expect to obtain capital through the sale of our common stock.  Revenue from the sale of our product, capital raised from the sale of common stock, and shareholder loans are our only anticipated sources of additional capital. We have not determined the amount of money, if any, we will raise from the sale of our common stock during the next fiscal year.

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

Revenue recognition

For the fiscal years ended March 31, 2015 or 2014, the Company did not realize any revenue from the sale of its products.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ULTIMATE PRODUCTS CORPORATION

 Financial Statements

March 31, 2015 and 2014

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ultimate Products, Corp.

We have audited the accompanying balance sheet of Ultimate Products Corp. as of March 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultimate Products Corp. at March 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company no material assets other than cash, nor does it have operations or a source of revenue sufficient to cover its operation costs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

July 9, 2015

7 Valley View Drive Califon, New Jersey 07830 (908) 534-0008
Registered Public Company Accounting Oversight Board Firm

ULTIMATE PRODUCTS CORPORATION
Balance Sheets

	March 31,
	2015	2014
ASSETS
Current assets
Cash	$-	$2
Prepaid expenses	-	400
Total current assets	-	402

Trademarks	723	723

Total assets	$723	$1,125

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,800	$800
Related party payable	61,474	56,864
Total current liabilities	63,274	57,664

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding	5,245	5,245
Additional paid-in capital	17,323	17,323
Deficit accumulated during the development stage	(85,119)	(79,107)
Total stockholders' deficit	(62,551)	(56,539)

Total liabilities and stockholders' deficit	$723	$1,125

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Operations

	Year ended March 31,
	2015	2014

Revenue	$-	$-

Expenses
Professional fees	6,010	8,055
Research and development	-	-
Other general & administrative	2	144
Total expenses	6,012	8,199

Net loss	$(6,012)	$(8,199)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	5,245,535	5,245,535

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
Statement of Changes in Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, March 31, 2013	-	$-	5,245,535	$5,245	$17,323	$(70,908)	$(48,340)

Net loss, year ended March 31, 2014	-	-	-	-	-	(8,199)	(8,199)
Balance, March 31, 2014	-	-	5,245,535	5,245	17,323	(79,107)	(56,539)

Net loss, year ended March 31, 2015	-	-	-	-	-	(6,012)	(6,012)
Balance, March 31, 2015	-	$-	5,245,535	$5,245	$17,323	$(85,119)	$(62,551)

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Cash Flows

	Year ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(6,012)	$(8,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-
Changes in operating liabilities:
Prepaid expenses	400	(400)
Accounts payable and accrued liabilities	1,000	(3,375)
Net cash used in operating activities	(4,612)	(11,974)

Cash flows from investing activities
Purchase of trademarks	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Repayment of bank overdraft	-	-
Proceeds from related party payable	4,610	11,940
Proceeds from sale of stock	-	-
Capital contributed by shareholders	-	-
Net cash provided by financing activities	4,610	11,940

Net increase (decrease) in cash	(2)	(34)
Cash at beginning of period	2	36
Cash at end of period	$-	$2

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION

Notes to the Financial Statements

March 31, 2015 and 2014

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2015 or 2014.

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

Notes to the Financial Statements

March 31, 2015 and 2014

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of March 31, 2015 and 2014 and since inception, the Company had no dilutive potential common shares.

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
0%

Net deferred tax assets consist of the following:

From
Inception
Net operating loss carry forward	$85,119
Valuation allowance	(85,119)
Net deferred tax asset	$-

The Company did not pay any income taxes during the years ended March 31, 2015 or 2014. These losses are available for future years and expire through 2033. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

Note 5 – Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Through March 31, 2015, the Company has received advances from shareholders in the amount of $61,474. These advances were used to pay for incorporation of Ultimate Products Corporation, the costs associated with the filing to register the Trademark, “Ultimate Building Board™” and professional fees incurred during the development stage resulting in a related party payable of $61,474 and $56,864 as of March 31, 2015 and 2014, respectively. These advances are non-interest bearing and due on demand and as such are reflected as current liabilities on the balance sheet. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

Note 6 – Subsequent Events

The Company has evaluated all subsequent events through the date of this filing and determined there are none to disclose.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2015, included in this report have been audited by Terry L. Johnson, CPA, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position

George Vogelei	69	Pres./Sec./Treas./

Garry Leonard	63	Control Person

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two years through March 31, 2015, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	Tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George Vogelei	2015	0	0	0	0	0	0	0	0
President, Secretary	2014	0	0	0	0	0	0	0	0
and Treasurer

Employment Agreements

We have no employment agreements.

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in 2015.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation

Fees
	Earned				Nonqualified
	Or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George Vogelei	0	0	0	0	0	0	0

The sole director receives no compensation for attending the meetings of the board of directors.  The board of directors met 4 times in fiscal year 2015.

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

*The percent of class is based on 5,245,535 shares of common stock issued and outstanding as of March 31, 2015.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than working capital loans, none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any transaction that has or will materially affect us:

•

The Officers and Directors;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•

Any relative or spouse of any of the foregoing persons who have the same house as such person.

On February 16, 2008, Ultimate Products Corporation issued 2,500,000 shares of Common stock to George Vogelei for $1,250.00 in cash and services. This value was determined as an arms-length transaction between non-related parties.

On February 16, 2008, Ultimate Products Corporation issued 2,500,000 shares of Common stock to Gary Leonard for $1,250.00 in cash and services. This value was determined as an arms-length transaction between non-related parties.

On February 16, 2008, Ultimate Products Corporation issued 87,535shares of Common stock to Bayside Group, LLC for $1,000 in future services. This value was determined as an arms-length transaction between non-related parties.

Ultimate Products Corporation issued 87,535 shares of Common stock to Jameson Capital, LLC on February 16, 2008 for $1,000.00 in exchange for services to be rendered. This value was determined as an arms-length transaction between non-related parties.

The Company, on February 16, 2008, issued 100,000 shares of Common stock to Ramsgate Group, Inc. for $1,150.00 in services to be rendered. This value was determined as an arms-length transaction between non-related parties.

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

2015	$2,500	Terry Johnson, CPA
2014	$2,800	Patrick Rodgers, CPA, PA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	$-0-	Terry Johnson, CPA
2014	$-0-	Patrick Rodgers, CPA, PA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$-0-	Terry Johnson, CPA
2014	$-0-	Patrick Rodgers, CPA, PA

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$-0-	Terry Johnson, CPA
2014	$-0-	Patrick Rodgers, CPA, PA

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of July, 2015.

ULTIMATE RESOURCES, INC.

BY:	/s/ George Vogelei
George Vogelei
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ George Vogelei	President, Principal Accounting Officer,	July 10, 2015
George Vogelei	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X