Form 10-Q
period 2015-09-30
Ultimate Products CORP
filed 2015-11-16
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

5,245,535 shares of Common Stock, par value $0.001, were outstanding on November 14, 2015.

ULTIMATE PRODUCTS CORPORATION

ULTIMATE PRODUCTS CORPORATION
Balance Sheets

	September 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Total current assets	$-	$-

Trademarks	723	723

Total assets	$723	$723

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$800	$1,800
Related party payable	64,944	61,474
Total current liabilities	65,744	63,274

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding	5,245	5,245
Additional paid-in capital	17,323	17,323
Deficit accumulated during the development stage	(87,589)	(85,119)
Total stockholders' deficit	(62,021)	(62,551)

Total liabilities and stockholders' deficit	$723	$723

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Operations (Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Expenses
Professional fees	2,270	1,200	2,470	3,900
Other general & administrative	-	-	-	2
Total expenses	2,270	1,200	2,470	3,902

Net loss	$(2,270)	$(1,200)	$(2,470)	$(3,902)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	5,245,535	5,245,535	5,245,535	5,245,535

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Cash Flows (Unaudited)

	Six months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(2,470)	$(3,902)
Changes in operating asset liability:
Prepaid expenses	-	400
Accounts payable and accrued liabilities	(1,000)	(800)
Net cash used in operating activities	(3,470)	(4,302)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related party payable	3,470	4,300
Net cash provided by financing activities	3,470	4,300

Net decrease in cash	-	(2)
Cash at beginning of period	-	2
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION

Notes to the Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) as of September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2015 audited financial statements as reported in Form 10K.  The results of operations for the periods ended September 30, 2015 are not necessarily indicative of the operating results for the full year ended March 31, 2016.

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

Plan of Operation

As of September 30, 2015, we have $0 of cash available and no current assets. We have $65,744 of current liabilities creating a working capital deficit of $65,744. From the date of inception (February 15, 2008) to September 30, 2015 the Company has recorded net losses of $87,589 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ultimate Products Corporation (Registrant)

Date: Date: November 15, 2015	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: Date: November 15, 2015	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer