Form 10-K
period 2016-03-31
Ultimate Products CORP
filed 2016-06-16
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

   X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2016

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

5,245,535 shares of Common Stock, par value $0.001, were outstanding on June 15, 2016.

TABLE OF CONTENTS

PART I

ITEM 1.BUSINESS

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2016. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Ultimate "we," "our, "and "us" refer to Ultimate Products Corporation Investors and security holders may obtain a free copy of the annual report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the annual report on Form 10-K and other documents filed by Ultimate with the sec may also be obtained from Ultimate Products Corporation By directing a request to Ultimate, Attention:  George Vogelei , President and Chief Executive Officer, 530 Alameda Del Prado Suite 339, Novato Ca. 94949 telephone number  (415) 608-7992.

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

As of March 31, 2016, the date of the Company's last audited financial statements, UPC has raised $17,300 through the sale of common stock since inception. There was no cash on hand in the corporate bank accounts. UPC currently has $72,404 in liabilities. In addition, as of the date of this annual report, we have not yet generated or realized any revenues from our business operations.

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

Holders of Common Stock

We had 32 shareholders of record of 5,245,535 shares of our common stock as of March 31, 2016.

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

Readers will note that Ultimate has raised a total of approximately $17,300 from the sale of its common stock since inception.  As of March 31, 2016, Ultimate had no cash with current liabilities of $72,404. The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy. The Company will need to raise a minimum of $15,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $13,000 and $2,000 to cover additional working capital associated with maintaining the Company’s capital raising efforts and general corporate expenses.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising additional capital, we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

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

Liquidity and Capital Resources

The company currently has no cash on hand or current assets. There were total current liabilities of $72,404 as of March 31, 2016 which consisted of $5,640 of accounts payable and shareholder loans totaling $66,474, which created a working capital deficit of $72,404.

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

Revenue recognition

For the fiscal years ended March 31, 2016 or 2015, the Company did not realize any revenue from the sale of its products.

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

March 31, 2016 and 2015

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ultimate Products, Corp.

We have audited the accompanying balance sheet of Ultimate Products Corp. as of March 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultimate Products Corp. at March 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Scrudato & Co.

Califon, New Jersey

June 10, 2016

7 Valley View Drive Califon, New Jersey 07830 (908) 534-0008
Registered Public Company Accounting Oversight Board Firm

ULTIMATE PRODUCTS CORPORATION
Balance Sheets

	March 31,
	2016	2015
ASSETS
Total current assets	$-	$-

Trademarks	723	723

Total assets	$723	$723

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$5,640	$1,800
Related party payable	66,764	61,474
Total current liabilities	72,404	63,274

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding	5,245	5,245
Additional paid-in capital	17,323	17,323
Accumulated deficit	(94,249)	(85,119)
Total stockholders' deficit	(71,681)	(62,551)

Total liabilities and stockholders' deficit	$723	$723

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Operations

	Year ended March 31,
	2016	2015
Revenue	$-	$-

Expenses
Professional fees	9,130	6,010
Other general & administrative	-	2
Total expenses	9,130	6,012

Net loss	$(9,130)	$(6,012)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	5,245,535	5,245,535

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
Statement of Changes in Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Shares		Amount	Shares	Amount
Balance, March 31, 2014	-	-	5,245,535	5,245	17,323	(79,107)	(56,539)

Net loss, year ended March 31, 2015	-	-	-	-	-	(6,012)	(6,012)
Balance, March 31, 2015	-	-	5,245,535	5,245	17,323	(85,119)	(62,551)

Net loss, year ended March 31, 2016	-	-	-	-	-	(9,130)	(9,130)
Balance, March 31, 2016	-	$-	5,245,535	$5,245	$17,323	$(94,249)	$(71,681)

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Cash Flows

	Year ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(9,130)	$(6,012)
Changes in operating asset liability:
Prepaid expenses	-	400
Accounts payable and accrued liabilities	3,840	1,000
Net cash used in operating activities	(5,290)	(4,612)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related party payable	5,290	4,610
Net cash provided by financing activities	5,290	4,610

Net decrease in cash	-	(2)
Cash at beginning of period	-	2
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION

Notes to the Financial Statements

March 31, 2016 and 2015

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2016 or 2015.

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

March 31, 2016 and 2015

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of March 31, 2016 and 2015 and since inception, the Company had no dilutive potential common shares.

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
0%

Net deferred tax assets consist of the following:

From
Inception
Net operating loss carry forward	$94,249
Valuation allowance	(94,249)
Net deferred tax asset	$-

The Company did not pay any income taxes during the years ended March 31, 2016 or 2015. These losses are available for future years and expire through 2033. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

Note 5 – Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Through March 31, 2016, the Company has received advances from shareholders in the amount of $66,764. These advances were used to pay for incorporation of Ultimate Products Corporation, the costs associated with the filing to register the Trademark, “Ultimate Building Board™” and operating costs incurred resulting in a related party payable of $66,764 and $61,474 as of March 31, 2016 and 2015, respectively. These advances are non-interest bearing and due on demand and as such are reflected as current liabilities on the balance sheet. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

Note 6 – Subsequent Events

The Company has evaluated all subsequent events through the date of this filing and determined there are none to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2016, included in this report have been audited by Scrudato & Co., PA, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal year ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position

George Vogelei	70	Pres./Sec./Treas./

Garry Leonard	64	Control Person

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two years through March 31, 2016, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	Tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George Vogelei	2016	0	0	0	0	0	0	0	0
President, Secretary	2015	0	0	0	0	0	0	0	0
and Treasurer

Employment Agreements

We have no employment agreements.

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in 2016.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation

Fees
	Earned				Nonqualified
	Or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George Vogelei	0	0	0	0	0	0	0

The sole director receives no compensation for attending the meetings of the board of directors.  The board of directors met 4 times in fiscal year 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. The following table provides the names and addresses of each person known to Ultimate Products Corporation to own more than 5% of the outstanding common stock as of March 31, 2016, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	George Vogelei	2,500,000, shares	47.66%

Common Stock	Gary Leonard	2,500,000 shares	47.66%

TOTALS		5,000,000	95.32%

*The percent of class is based on 5,245,535 shares of common stock issued and outstanding as of March 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other then working capital loans, none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any transaction that has or will materially affect us:

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

2016	$2,500	Scrudato & CO., PA
2015	$2,500	Terry Johnson, CPA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	$-0-	Scrudato & CO., PA
2015	$-0-	Terry Johnson, CPA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$-0-	Scrudato & CO., PA
2015	$-0-	Terry Johnson, CPA

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$-0-	Scrudato & CO., PA
2015	$-0-	Terry Johnson, CPA

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of June, 2016.

ULTIMATE RESOURCES, INC.

BY:	/s/ George Vogelei
George Vogelei
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ George Vogelei	President, Principal Accounting Officer,	June 15, 2016
George Vogelei	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X