Form 10-Q
period 2016-12-31
Ultimate Products CORP
filed 2017-02-14
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2016

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

5,245,535 shares of Common Stock, par value $0.001, were outstanding on February 14, 2017.

ULTIMATE PRODUCTS CORPORATION

ULTIMATE PRODUCTS CORPORATION
Balance Sheets

	December 31, 2016	March 31, 2016
	(Unaudited)
ASSETS
Total current assets	$-	$-

Trademarks	723	723

Total assets	$723	$723

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,700	$5,640
Related party payable	73,914	66,764
Total current liabilities	78,614	72,404

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding	5,245	5,245
Additional paid-in capital	17,323	17,323
Retained deficit	(100,459)	(94,249)
Total stockholders' deficit	(77,891)	(71,681)

Total liabilities and stockholders' deficit	$723	$723

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Operations (Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Expenses
Professional fees	1,530	1,510	6,210	3,780
Total expenses	1,530	1,510	6,210	3,780

Net loss	$(1,530)	$(1,510)	$(6,210)	$(3,780)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	5,245,535	5,245,535	5,245,535	5,245,535

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Cash Flows (Unaudited)

	Nine months ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(6,210)	$(3,780)
Changes in operating liabilities:
Accounts payable and accrued liabilities	(940)	110
Net cash used in operating activities	(7,150)	(3,670)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from related party payables	7,150	3,670
Net cash provided by financing activities	7,150	3,670

Net decrease in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION

Notes to the Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) as of December 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2016 audited financial statements as reported in Form 10-K. The results of operations for the periods ended December 31, 2016 are not necessarily indicative of the operating results for the full year ended March 31, 2017.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company received advances from related parties totaling $7,150 and $3,670 during the nine months ended December 31, 2016 and 2015, respectively. The advances are non-interest bearing and due on demand. There was $73,914 and $66,764 due to related parties as of December 31, 2016 and March 31, 2016.

NOTE 4 – SUBSEQUENT EVENTS

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

Results of Operations

The Company did not generate revenues during the three and nine months ended December 31, 2016 or 2015. The timing of the Company launching revenue generating activities is uncertain.

Operating expenses during the three months ended December 31, 2016 and 2015 were $1,530 and $1,510, respectively. Operating expenses during each period represent the costs associated with fulfilling our filing requirements with the Securities and Exchange Commission and as such we expect costs to remain generally flat quarter over quarter.

Total operating expenses during the nine months ended December 31, 2016 and 2015 were $6,210 and $3,780, respectively. The increase in operating expenses during the nine months ended December 31, 2016 was the result of increased audit and review fees in the current year when compared to the prior. The Company expects generally more flat audit costs in future periods.

Plan of Operation

As of December 31, 2016, we have $0 of cash available and no current assets. We have $78,614 of current liabilities creating a working capital deficit of $78,614. From the date of inception (February 15, 2008) to December 31, 2016 the Company has recorded net losses of $100,459 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to continue as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the periods ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ultimate Products Corporation (Registrant)

Date: Date: February 14, 2017	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: Date: February 14, 2017	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer