Form 10-K
period 2017-04-30
Ultimate Products CORP
filed 2017-07-21
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2017

Commission file number 333-152104

ULTIMATE PRODUCTS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

118 Del Oro Lagoon

Novato, CA 94949

(Address of principal executive offices, including zip code)

(571) 533-1201

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes [X] No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

5,245,535 shares of Common Stock, par value $0.001, were outstanding on June 21, 2017.

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

References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Ultimate "we," "our," and "us" refer to Ultimate Products Corporation Investors and security holders may obtain a free copy of the annual report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the annual report on Form 10-K and other documents filed by Ultimate with the sec may also be obtained from Ultimate Products Corporation By directing a request to Ultimate, Attention: George Vogelei , President and Chief Executive Officer, 118 Del Oro Lagoon, Novato, CA 94949 telephone number (571) 533-1201.

General

Ultimate Products Corporation (“UPC”) has yet to commence planned operations to any significant measure. The Company has had only limited start-up operations and has not generated any revenues. The Company believes that it will be able to implement the business plan and conduct business pursuant to the business plan for the next 12 months with an additional capital infusion of approximately $500,000. There is no assurance that the Company will be successful in raising the additional capital and if they are not successful in raising this additional capital, they will fail.

Since becoming incorporated, the Company has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Ultimate Products has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

As of March 31, 2017, UPC has raised $17,300 through the sale of common stock since inception. There was no cash on hand in the corporate bank accounts. UPC currently has $79,814 in liabilities. In addition, as of the date of this annual report, we have not yet generated or realized any revenues from our business operations.

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

Currently, UPC has one Officer and Director. Our Officer and Director has assumed responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the Company. Other than the Officer/Director, there are no employees at the present time and there are no plans to hire employees during the next twelve months. The Company’s business address is 118 Del Oro Lagoon, Novato, CA 94949.

Ultimate Product’s fiscal year end is March 31.

Background

Ultimate Products Corporation (hereinafter referred to as “UPC” or the “Company”), a Nevada corporation, has the business objective of developing, producing and distributing, a magnesium oxide board called “Ultimate Building Board ™” for use in a number of applications.

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

Facilities

UPC’s business address is at 118 Del Oro Lagoon, Novato, CA 94949. Rent,, telephone services and storage are currently being provided free of charge by our President.

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

Holders of Common Stock

We had 32 shareholders of record of 5,245,535 shares of our common stock as of March 31, 2017.

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

Readers will note that Ultimate has raised a total of approximately $17,300 from the sale of its common stock since inception. As of March 31, 2017, Ultimate had no cash with current liabilities of $79,814. The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy. The Company will need to raise a minimum of $15,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $13,000 and $2,000 to cover additional working capital associated with maintaining the Company’s capital raising efforts and general corporate expenses. There is no assurance we will receive the required financing to complete our business strategies. Even if we are successful in raising additional capital, we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

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

Liquidity and Capital Resources

The company currently has no cash on hand or current assets. There were total current liabilities of $79,814 as of March 31, 2017 which consisted of $4,900 of accounts payable and shareholder loans totaling $74,914, which created a working capital deficit of $79,814.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ULTIMATE PRODUCTS CORPORATION

Financial Statements

March 31, 2017 and 2016

Heaton & Company, PLLC 240 North East Promontory, Suite 200 Farmington, Utah 84025
Kristofer Heaton, CPA 240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523 heatoncpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Ultimate Products Corporation

We have audited the accompanying balance sheets of Ultimate Products Corporation (the Company) as of March 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultimate Products Corporation as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital and has had recurring losses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Heaton & Company, PLLC

Heaton & Company, PLLC

Farmington, Utah

July 17, 2017

ULTIMATE PRODUCTS CORPORATION
Balance Sheets

	March 31,
	2017	2016
ASSETS
Total current assets	$-	$-

Trademarks	723	723

Total assets	$723	$723

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,900	$5,640
Related party payable	74,914	66,764
Total current liabilities	79,814	72,404

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding	5,245	5,245
Additional paid-in capital	17,323	17,323
Deficit accumulated during the development stage	(101,659)	(94,249)
Total stockholders' deficit	(79,091)	(71,681)

Total liabilities and stockholders' deficit	$723	$723

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Operations

	Year ended March 31,
	2017	2016
Revenue	$-	$-

Expenses
Professional fees	7,410	9,130
Total expenses	7,410	9,130

Net loss	$(7,410)	$(9,130)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	5,245,535	5,245,535

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
Statement of Changes in Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, March 31, 2015	-	$-	5,245,535	$5,245	$17,323	$(85,119)	$(62,551)

Net loss, year ended March 31, 2016	-	-	-	-	-	(9,130)	(9,130)
Balance, March 31, 2016	-	-	5,245,535	5,245	17,323	(94,249)	(71,681)

Net loss, year ended March 31, 2017	-	-	-	-	-	(7,410)	(7,410)
Balance, March 31, 2017	-	$-	5,245,535	$5,245	$17,323	$(101,659)	$(79,091)

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Cash Flows

	Year ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(7,410)	$(9,130)
Changes in operating liabilities:
Accounts payable and accrued liabilities	(740)	3,840
Net cash used in operating activities	(8,150)	(5,290)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from related party payables	8,150	5,290
Net cash provided by financing activities	8,150	5,290

Net decrease in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION

Notes to the Financial Statements

March 31, 2017 and 2016

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2017 or 2016.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company no material assets other than cash, nor does it have operations or a source of revenue sufficient to cover its operation costs these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently attempting to raise capital in order to initiate its business plan which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of this additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

ULTIMATE PRODUCTS CORPORATION

Notes to the Financial Statements

March 31, 2017 and 2016

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of March 31, 2017 and 2016 and since inception, the Company had no dilutive potential common shares.

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

ULTIMATE PRODUCTS CORPORATION

Notes to the Financial Statements

March 31, 2017 and 2016

Note 4 – Income Taxes (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34%)
0%

Net deferred tax assets consist of the following:

From
Inception
Net operating loss carry forward	$101,659
Valuation allowance	(101,659)
Net deferred tax asset	$-

The Company did not pay any income taxes during the years ended March 31, 2017 or 2016. These losses are available for future years and expire through 2033. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382. The years ended March 31, 2009 through March 31, 2017 are open to IRS examination.

Note 5 – Related Party Transactions

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Through March 31, 2017, the Company has received advances from shareholders in the amount of $74,914. These advances were used to pay for incorporation of Ultimate Products Corporation, the costs associated with the filing to register the Trademark, “Ultimate Building Board™” and operating costs incurred resulting in a related party payable of $74,914 and $66,764 as of March 31, 2017 and 2016, respectively. These advances are non-interest bearing and due on demand and as such are reflected as current liabilities on the balance sheet. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

Note 6 – Subsequent Events

The Company has evaluated all subsequent events through the date of this filing and determined there are none to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2017, included in this report have been audited by Heaton & Company, PLLC, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position

George Vogelei	71	Pres./Sec./Treas./

Garry Leonard	65	Control Person

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two years through March 31, 2017, for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	Tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George Vogelei	2017	-	-	-	-	-	-	-	-
President, Secretary	2016	-	-	-	-	-	-	-	-
and Treasurer

Employment Agreements

We have no employment agreements.

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in 2017. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation

Fees
	Earned				Nonqualified
	Or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
George Vogelei	-	-	-	-	-	-	-

The sole director receives no compensation for attending the meetings of the board of directors. The board of directors met 4 times in fiscal year 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. The following table provides the names and addresses of each person known to Ultimate Products Corporation to own more than 5% of the outstanding common stock as of March 31, 2017, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	George Vogelei	2,500,000, shares	47.66%

Common Stock	Gary Leonard	2,500,000 shares	47.66%

TOTALS		5,000,000	95.32%

*The percent of class is based on 5,245,535 shares of common stock issued and outstanding as of March 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any transaction that has or will materially affect us:

•The Officers and Directors;

•Any person proposed as a nominee for election as a director;

•Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•Any relative or spouse of any of the foregoing persons who have the same house as such person.

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

2017	$2,500	Scrudato & CO., PA
2016	$2,500	Scrudato & CO., PA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2017	$-0-	Scrudato & CO., PA
2016	$-0-	Scrudato & CO., PA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017	$-0-	Scrudato & CO., PA
2016	$-0-	Scrudato & CO., PA

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017	$-0-	Scrudato & CO., PA
2016	$-0-	Scrudato & CO., PA

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of July, 2017.

ULTIMATE RESOURCES, INC.

BY:	/s/ George Vogelei
George Vogelei
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ George Vogelei	President, Principal Accounting Officer,	July 21, 2017
George Vogelei	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X