Form 10-Q
period 2017-06-30
Ultimate Products CORP
filed 2017-08-11
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

Commission File Number 333-152011

ULTIMATE PRODUCTS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	77-0713267
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

118 Del Oro Lagoon

Novato, California 94949

(415) 328-7207

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

5,245,535 shares of Common Stock, par value $0.001, were outstanding on August 14, 2017.

ULTIMATE PRODUCTS CORPORATION

ULTIMATE PRODUCTS CORPORATION
Balance Sheets

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Total current assets	$-	$-

Trademarks	723	723

Total assets	$723	$723

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$7,700	$4,900
Related party payable	75,964	74,914
Total current liabilities	83,664	79,814

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding	5,245	5,245
Additional paid-in capital	17,323	17,323
Deficit accumulated during the development stage	(105,509)	(101,659)
Total stockholders' deficit	(82,941)	(79,091)

Total liabilities and stockholders' deficit	$723	$723

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Operations (Unaudited)

	Three months ended June 30,
	2017	2016
Revenue	$-	$-

Expenses
General and administrative	235	-
Professional fees	3,615	2,700
Total expenses	3,850	2,700

Net loss	$(3,850)	$(2,700)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	5,245,535	5,245,535

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Cash Flows (Unaudited)

	Three months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(3,850)	$(2,700)
Changes in operating liabilities:
Accounts payable and accrued liabilities	2,800	2,700
Net cash used in operating activities	(1,050)	-

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from related party payables	1,050	-
Net cash provided by financing activities	1,050	-

Net decrease in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION

Notes to the Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) as of June 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2017 audited financial statements as reported in Form 10-K. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full year ended March 31, 2018.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company received advances from related parties totaling $1,050 and $0 during the three months ended June 30, 2017 and 2016, respectively. The advances are non-interest bearing and due on demand. There was $75,964 and $74,914 due to related parties as of June 30, 2017 and March 31, 2017.

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

Results of Operations

The Company did not generate revenues during the three months ended June 30, 2017 or 2016. The timing of the Company launching revenue generating activities is uncertain.

Operating expenses during the three months ended June 30, 2017 and 2016 were $3,850 and $2,700, respectively. Operating expenses during each period represent the costs associated with fulfilling our filing requirements with the Securities and Exchange Commission and as such we expect costs to remain generally flat quarter over quarter. However, there was a small increase in the current period due to the Company requiring a two year audit, for the years ended March 31, 2017 and 2016, in the current period where an audit for only one year was required in the prior.

Plan of Operation

As of June 30, 2017 we have $0 of cash available and no current assets. We have $83,664 of current liabilities creating a working capital deficit of $83,664. From the date of inception (February 15, 2008) to June 30, 2017, the Company has recorded net losses of $105,509 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to continue as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of George Vogelei pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultimate Products Corporation (Registrant)

Date: August 10, 2017	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: August 10, 2017	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer