Form 10-Q
period 2017-09-30
Ultimate Products CORP
filed 2017-11-13
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

5,245,535 shares of Common Stock, par value $0.001, were outstanding on November 13, 2017.

ULTIMATE PRODUCTS CORPORATION

ULTIMATE PRODUCTS CORPORATION
Balance Sheets

	September 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Total current assets	$-	$-

Trademarks	723	723

Total assets	$723	$723

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$10,000	$4,900
Related party payable	76,364	74,914
Total current liabilities	86,364	79,814

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, none shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding as of September 30, 2017 and March 31, 2017, respectively	5,245	5,245
Additional paid-in capital	17,323	17,323
Accumulated deficit	(108,209)	(101,659)
Total stockholders’ deficit	(85,641)	(79,091)

Total liabilities and stockholders' deficit	$723	$723

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Operations (Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Expenses
General and administrative	-	-	235	-
Professional fees	2,700	1,980	6,315	4,680
Total expenses	2,700	1,980	6,550	4,680

Net loss	$(2,700)	$(1,980)	$(6,550)	$(4,680)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	5,245,535	5,245,535	5,245,535	5,245,535

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Cash Flows (Unaudited)

	Six months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(6,550)	$(4,680)
Changes in operating liabilities:
Accounts payable and accrued liabilities	5,100	900
Net cash used in operating activities	(1,450)	(3,780)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from related party payables	1,450	3,780
Net cash provided by financing activities	1,450	3,780

Net decrease in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION

Notes to the Unaudited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Ultimate Products Corporation (“the Company”) was organized February 15, 2008 under the laws of the State of Nevada for the purpose developing, producing and distributing a magnesium oxide building board called “Ultimate Building Board’ for use in a number of applications including wall and ceiling applications.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) as of September 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2017 audited financial statements as reported in Form 10-K. The results of operations for the periods ended September 30, 2017 are not necessarily indicative of the operating results for the full year ended March 31, 2018.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2017 or March 31, 2017.

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

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2017 the Company has a working capital deficit of $86,364 and accumulated deficit of $108,209 and has not yet established an ongoing source of revenues sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company received advances from related parties totaling $1,450 and $3,780 during the six months ended September 30, 2017 and 2016, respectively. The advances are non-interest bearing and due on demand. There was $76,364 and $74,914 due to related parties as of September 30, 2017 and March 31, 2017.

NOTE 6 – SUBSEQUENT EVENTS

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

Results of Operations

The Company did not generate revenues during the three or six months ended September 30, 2017 or 2016. The timing of the Company launching revenue generating activities is uncertain.

Operating expenses during the three months ended September 30, 2017 and 2016 were $2,700 and $1,980, respectively and $6,550 and $4,680 during the six months ended September 30, 2017 and 2016, respectively. Operating expenses during each period represent the costs associated with fulfilling our filing requirements with the Securities and Exchange Commission and as such we expect costs to remain generally flat quarter over quarter. However, there was a small increase in the current period due to the Company requiring a two year audit, for the years ended March 31, 2017 and 2016, in the current period where an audit for only one year was required in the prior.

Plan of Operation

As of September 30, 2017 we have $0 of cash available and no current assets. We have $86,364 of current liabilities creating a working capital deficit of $86,364. From the date of inception (February 15, 2008) to September 30, 2017, the Company has recorded net losses of $108,209 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to continue as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

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

Ultimate Products Corporation (Registrant)

Date: Date: November 13, 2017	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: Date: November 13, 2017	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer