Form 10-Q
period 2017-12-31
Ultimate Products CORP
filed 2018-02-14
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

5,245,535 shares of Common Stock, par value $0.001, were outstanding on February 14, 2018.

ULTIMATE PRODUCTS CORPORATION

ULTIMATE PRODUCTS CORPORATION
Balance Sheets

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS
Total current assets	$-	$-

Trademarks	723	723

Total assets	$723	$723

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$11,200	$4,900
Related party payable	77,979	74,914
Total current liabilities	89,179	79,814

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding as of December 31, 2017 and March 31, 2017, respectively	5,245	5,245
Additional paid-in capital	17,323	17,323
Accumulated deficit	(111,024)	(101,659)
Total stockholders' deficit	(88,456)	(79,091)

Total liabilities and stockholders' deficit	$723	$723

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Operations (Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Expenses
General and administrative	-	-	235	-
Professional fees	2,815	1,530	9,130	6,210
Total expenses	2,815	1,530	9,365	6,210

Net loss	$(2,815)	$(1,530)	$(9,365)	$(6,210)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	5,245,535	5,245,535	5,245,535	5,245,535

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Cash Flows (Unaudited)

	Nine months ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(9,365)	$(6,210)
Changes in operating liabilities:
Accounts payable and accrued liabilities	6,300	(940)
Net cash used in operating activities	(3,065)	(7,150)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from related party payables	3,065	7,150
Net cash provided by financing activities	3,065	7,150

Net decrease in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) as of December 31, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2017 audited financial statements as reported in Form 10-K. The results of operations for the periods ended December 31, 2017 are not necessarily indicative of the operating results for the full year ended March 31, 2018.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2017 or March 31, 2017.

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

ULTIMATE PRODUCTS CORPORATION

Notes to the Unaudited Financial Statements

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2017 the Company has a working capital deficit of $89,179 and accumulated deficit of $111,024 and has not yet established an ongoing source of revenues sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company received advances from related parties totaling $3,065and $7,150 during the nine months ended December 31, 2017 and 2016, respectively. The advances are non-interest bearing and due on demand. There was $77,979 and $74,914 due to related parties as of December 31, 2017 and March 31, 2017.

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

Results of Operations

The Company did not generate revenues during the three or nine months ended December 31, 2017 or 2016. The timing of the Company launching revenue generating activities is uncertain.

Operating expenses during the three months ended December 31, 2017 and 2016 were $2,815 and $1,530, respectively and $9,365 and $6,210 during the nine months ended December 31, 2017 and 2016, respectively. Operating expenses during each period represent the costs associated with fulfilling our filing requirements with the Securities and Exchange Commission and as such we expect costs to remain generally flat quarter over quarter. However, there was a small increase in the current period due to the Company requiring a two year audit, for the years ended March 31, 2017 and 2016, in the current period where an audit for only one year was required in the prior year.

Plan of Operation

As of December 31 2017, we have $0 of cash available and no current assets. We have $89,179 of current liabilities creating a working capital deficit of $89,179. From the date of inception (February 15, 2008) to December 31, 2017, the Company has recorded net losses of $111,024 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to continue as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ultimate Products Corporation (Registrant)

Date: Date: February 14, 2018	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: Date: February 14, 2018	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer