Form 10-K
period 2018-03-31
Ultimate Products CORP
filed 2018-07-02
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2018

Commission file number 333-152011

ULTIMATE PRODUCTS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

118 Del Oro Lagoon

Novato, CA 94949

(Address of principal executive offices, including zip code)

(415) 328-7207

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes [   ] No [   ]

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

Yes [   ] No [X]

5,245,535 shares of Common Stock, par value $0.001, were outstanding on June 29, 2018.

PART I

ITEM 1. BUSINESS

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2018. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

As of March 31, 2018, UPC has raised $17,300 through the sale of common stock since inception. There was no cash on hand in the corporate bank accounts. UPC currently has $90,379 in liabilities. In addition, as of the date of this annual report, we have not yet generated or realized any revenues from our business operations.

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

In many applications, magnesium boards can be used in the same ways as gypsum and Portland cement sheathings. The substitution is not fully direct in terms of sheet thicknesses, fastening methods and joint treatments, but is very similar. There are multiple possible uses of magnesium board including:

•Fire walls.

•Partitions.

•Structural sheathing for wood or metal stud walls.

•Shower stalls tile backer board.

•Facings for structural panels engineered to use magnesium board as the facing.

•Shaft liners.

•Ceilings.

•Soffits.

•Fascia.

•Substrates for coatings and insulated systems (such as Direct-Applied Finish Systems, EIFS, and  stucco).

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

The Company believes that there is tremendous potential in industrial markets for magnesium based products and Ultimate Building Board ™ provides the next generation of building materials to the construction industry. Ultimate Building Board ™ is, made of mineral compounds and used in a broad range of building and construction applications, such as: single & multifamily housing, business offices, churches and medical facilities. The board has exceptional construction properties, such as: fire resistant, moisture resistant, mold & mildew resistant, insect resistant, and sound and heat insulation, that make it desirable as a replacement for; gypsum boards, cement boards, and plywood or wood laminates. It can be manufactured in wide range of widths, lengths, and thickness depending upon the building application and the architectural specifications and designs. And it can be manufactured in a wide range of colors, finishes, and textures, depending upon the application and the user’s specifications. Since magnesium oxide board has both fire-resistance and mold resistance characteristics the potential for use in industrial, commercial, medical and other facilities that must meet environmental and fire resistant standards simultaneously is growing. Magnesium board is already widely used in these types of structures outside the United States. Marketing the magnesium board in states like California, Texas and Florida that have a need for both the fire retardant qualities as well as the environmentally friendly characteristics will provide the Company a large and concentrated market for its products. In medical facilities there is a need for strong fire-resistant materials that along with maintaining its strength over time also needs to have a strong anti-mold rating to maintain sterility in its environs. Ultimate Building Board ™ is designed to fulfill this critical need.

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

Facilities

UPC’s business address is at 118 Del Oro Lagoon, Novato, CA 94949. Rent, telephone services and storage are currently being provided free of charge by our President.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this annual report, there is no public market in Ultimate's common stock. The current 15 (c) 211 filing with the Financial Industry Regulatory Authority (FINRA) by the Company is a step toward creating a public market for Ultimate’s stock, which may enhance the liquidity of Ultimate shares. However, there can be no assurance that a meaningful trading market will develop. Ultimate and its management make no representation about the present or future value of Ultimate common stock.

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

Holders of Common Stock

We had 32 shareholders of record of 5,245,535 shares of our common stock as of March 31, 2018.

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

Results of Operations

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. Ultimate was incorporated in the State of Nevada on February 15, 2008.

Readers will note that Ultimate has raised a total of approximately $17,300 from the sale of its common stock since inception. As of March 31, 2018, Ultimate had no cash with current liabilities of $90,379. The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy. The Company will need to raise a minimum of $15,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $13,000 and $2,000 to cover additional working capital associated with maintaining the Company’s capital raising efforts and general corporate expenses. There is no assurance we will receive the required financing to complete our business strategies. Even if we are successful in raising additional capital, we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

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

To become profitable and competitive, we have to attract customers to our innovative product after it is brought to market. In addition, we will be required to secure funding for inventory and marketing efforts. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Our auditors have issued a going concern opinion. This means that there is substantial uncertainty that we will continue operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

The Company currently has no cash on hand or current assets. There were total current liabilities of $90,379 as of March 31, 2018 which consisted of $9,400 of accounts payable and shareholder loans totaling $80,979, which created a working capital deficit of $90,379. There were total current liabilities of $79,814 as of March 31, 2017 which consisted of $4,900 of accounts payable and shareholder loans totaling $74,914, which created a working capital deficit of $79,814.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ULTIMATE PRODUCTS CORPORATION

Financial Statements

March 31, 2018 and 2017

To The Board of Directors and Stockholders of

Ultimate Products Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ultimate Products Corporation (the “Company”) as of March 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017

Farmington, Utah

June 29, 2018

ULTIMATE PRODUCTS CORPORATION
Balance Sheets

	March 31,
	2018	2017
ASSETS
Total current assets	$-	$-

Trademarks	723	723

Total assets	$723	$723

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$9,400	$4,900
Related party payable	80,979	74,914
Total current liabilities	90,379	79,814

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding as of March 31, 2018 and March 31, 2017, respectively	5,245	5,245
Additional paid-in capital	17,323	17,323
Accumulated deficit	(112,224)	(101,659)
Total stockholders' deficit	(89,656)	(79,091)

Total liabilities and stockholders' deficit	$723	$723

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Operations

	Year ended March 31,
	2018	2017
Revenue	$-	$-

Expenses
General and administrative	235	-
Professional fees	10,330	7,410
Total expenses	10,565	7,410

Net loss	$(10,565)	$(7,410)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	5,245,535	5,245,535

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
Statement of Changes in Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, March 31, 2016	-	$-	5,245,535	$5,245	$17,323	$(94,249)	$(71,681)

Net loss, year ended March 31, 2017	-	-	-	-	-	(7,410)	(7,410)
Balance, March 31, 2017	-	-	5,245,535	5,245	17,323	(101,659)	(79,091)

Net loss, year ended March 31, 2018	-	-	-	-	-	(10,565)	(10,565)
Balance, March 31, 2018	-	$-	5,245,535	$5,245	$17,323	$(112,224)	$(89,656)

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Cash Flows

	Year ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(10,565)	$(7,410)
Changes in operating liabilities:
Accounts payable and accrued liabilities	4,500	(740)
Net cash used in operating activities	(6,065)	(8,150)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from related party payables	6,065	8,150
Net cash provided by financing activities	6,065	8,150

Net decrease in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

ULTIMATE PRODUCTS CORPORATION

Notes to the Financial Statements

March 31, 2018 and 2017

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2018 or 2017.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company no material assets nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company is currently attempting to raise capital in order to initiate its business plan which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of this additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

March 31, 2018 and 2017

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of March 31, 2018 and 2017 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

On December 22, 2017, the U.S. enacted new tax reform legislation which reduced the corporate tax rate to 21% effective for tax year beginning January 1, 2018. Under ASC 740, the effects of new tax legislation are recognized in the period which includes the enactment date. As a result, the deferred tax assets and liabilities existing on the enactment date must be revalued to reflect the rate at which these deferred balances will reverse. The corresponding adjustment would generally affect the Income Tax Expense (Benefit) shown on the financial statements. However, since the Company has a full valuation allowance applied against all of its deferred tax asset, there is no impact to the Income Tax Expense for the year ending March 31, 2018.

When it is more likely than not that a tax asset will not be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%.

The SEC has issued guidance in Staff Accounting Bulletin No. 118 that allows for a measurement period of up to one year after the enactment date of the 2017 Tax Reform to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of fiscal year 2019.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2018 or 2017 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns since inception for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	March 31, 2018	March 31, 2017
Income tax provision (benefit) at the federal statutory rate	(3,698)	(2,594)
Effect of rate changes on deferred tax assets and valuation allowance	15,081	-
Change in valuation allowance	(11,383)	2,594
	$-	$-

Net deferred tax assets consist of the following:

	March 31, 2018	March 31, 2017
Net operating loss carry forward	112,224	101,659
Deferred tax assets	39,279	35,581
Change in enacted tax rates	(15,081)	-
Valuation allowance	(24,198)	(35,581)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the years ended March 31, 2018 or 2017. These losses are available for future years and expire through 2033. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

Note 5 – Related Party Transactions

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Through March 31, 2018, the Company has received advances from shareholders in the amount of $80,979. These advances were used to pay for incorporation of Ultimate Products Corporation, the costs associated with the filing to register the Trademark, “Ultimate Building Board™” and operating costs incurred resulting in a related party payable of $80,979 and $74,914 as of March 31, 2018 and 2017, respectively. These advances are non-interest bearing and due on demand and as such are reflected as current liabilities on the balance sheet. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

Note 6 – Subsequent Events

The Company has evaluated all subsequent events through the date of the financial statements were issued and determined there are none to disclose.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of March 31, 2018, the Company’s internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position
George Vogelei	72	Pres./Sec./Treas./

Garry Leonard	66	Control Person

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

Summary Compensation Table

Non-
						Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George Vogelei	2018	-	-	-	-	-	-	-	-
President, Secretary	2017	-	-	-	-	-	-	-	-
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

The sole director receives no compensation for attending the meetings of the board of directors. The board of directors met 1 time in fiscal year 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. The following table provides the names and addresses of each person known to Ultimate Products Corporation to own more than 5% of the outstanding common stock as of March 31, 2018, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	George Vogelei	2,500,000, shares	47.66%

Common Stock	Gary Leonard	2,500,000 shares	47.66%

TOTALS		5,000,000	95.32%

*The percent of class is based on 5,245,535 shares of common stock issued and outstanding as of March 31, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2018	$5,500	Heaton & Company, PLLC
2017	$5,500	Heaton & Company, PLLC
2017	$2,500	Scrudato and CO. PA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2018	$-	Heaton & Company, PLLC
2017	$-	Scrudato and CO. PA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2018	$-	Heaton & Company, PLLC
2017	$-	Scrudato and CO. PA

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2018	$-	Heaton & Company, PLLC
2017	$-	Scrudato and CO. PA

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of July, 2018.

ULTIMATE PRODUCTS CORPORATION

BY:	/s/ George Vogelei
George Vogelei
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ George Vogelei	President, Principal Accounting Officer,	July 2, 2018
George Vogelei	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X