Form 10-Q
period 2018-06-30
Ultimate Products CORP
filed 2018-08-20
CIK 1438095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

5,245,535 shares of Common Stock, par value $0.001, were outstanding on June 30, 2018.

ULTIMATE PRODUCTS CORPORATION

ULTIMATE PRODUCTS CORPORATION
Balance Sheets

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Total current assets	$-	$-

Trademarks	723	723

Total assets	$723	$723

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$5,700	$9,400
Related party payable	87,504	80,979
Total current liabilities	93,204	90,379

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 5,245,535 issued and outstanding as of June 30, 2018 and March 31, 2018, respectively	5,245	5,245
Additional paid-in capital	17,323	17,323
Accumulated deficit	(115,049)	(112,224)
Total stockholders' deficit	(92,481)	(89,656)

Total liabilities and stockholders' deficit	$723	$723

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION
Statements of Operations (Unaudited)

	Three months ended June 30,
	2018	2017
Revenue	$-	$-

Expenses
General and administrative	-	235
Professional fees	2,825	3,615
Total expenses	2,825	3,850

Net loss	$(2,825)	$(3,850)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	5,245,535	5,245,535

ULTIMATE PRODUCTS CORPORATION
Statements of Cash Flows (Unaudited)

	Three months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(2,825)	$(3,850)
Changes in operating liabilities:
Accounts payable and accrued liabilities	(3,700)	2,800
Net cash used in operating activities	(6,525)	(1,050)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from related party payables	6,525	1,050
Net cash provided by financing activities	6,525	1,050

Net decrease in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

ULTIMATE PRODUCTS CORPORATION

Notes to the Unaudited Financial Statements

June 30, 2018

NOTE 1 – DESCRIPTION OF BUSINESS

Ultimate Products Corporation (“the Company”) was organized February 15, 2008 under the laws of the State of Nevada for the purpose developing, producing and distributing a magnesium oxide building board called “Ultimate Building Board’ for use in a number of applications including wall and ceiling applications.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) as of June 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2018 audited financial statements as reported in Form 10-K. The results of operations for the periods ended June 30, 2018 are not necessarily indicative of the operating results for the full year ended March 31, 2019.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2018 or March 31, 2018.

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

ULTIMATE PRODUCTS CORPORATION

Notes to the Unaudited Financial Statements

June 30, 2018

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2018 the Company has a working capital deficit of $93,204 and accumulated deficit of $115,049 and has not yet established an ongoing source of revenues sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company received advances from related parties totaling $6,525 and $1,050 during the three months ended June 30, 2018 and 2017, respectively. The advances are non-interest bearing and due on demand. There was $87,504 and $80,979 due to related parties as of June 30, 2018 and March 31, 2018.

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

Results of Operations

The Company did not generate revenues during the three months ended June 30, 2018 or 2017. The timing of the Company launching revenue generating activities is uncertain.

Operating expenses during the three months ended June 30, 2018 and 2017 were $2,825 and $3,850, respectively. Operating expenses during each period represent the costs associated with fulfilling our filing requirements with the Securities and Exchange Commission and as such we expect costs to remain generally flat quarter over quarter.

Plan of Operation

As of June 30 2018, we have $0 of cash available and no current assets. We have $93,204 of current liabilities creating a working capital deficit of $93,204. From the date of inception (February 15, 2008) to June 30, 2018, the Company has recorded net losses of $115,049 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to continue as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ultimate Products Corporation (Registrant)

Date: Date: August 17, 2018	By: /s/ George Vogelei
George Vogelei Chief Financial Officer Director

Date: Date: August 17, 2018	By: /s/George Vogelei
George Vogelei
President and Chief Executive Officer Director, Treasurer